Form 10-Q
period 2012-04-30
PINGIFY INTERNATIONAL INC.
filed 2012-06-14
CIK 1540771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

                        Commission file number 333-179505


                           PINGIFY INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

   Suite 2020 (Scotia Place, Tower 1), 10060 Jasper Ave. Edmonton, AB, T5J 1V9
          (Address of principal executive offices, including zip code)

                                 (780) 628-6867
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,100,000 shares as of June 14, 2012

ITEM 1. FINANCIAL STATEMENTS

                           Pingify International, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                   April 30, 2012        January 31, 2012
                                                                   --------------        ----------------
ASSETS:

Current assets:
  Cash and cash equivalents                                           $     25               $ 25,076
                                                                      --------               --------
Total current assets                                                        25                 25,076
                                                                      --------               --------

      Total assets                                                    $     25               $ 25,076
                                                                      ========               ========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):

Current liabilities:
  Accounts payable and accrued liabilities                            $    860               $    715
  Shareholder loan                                                         600                     --
                                                                      --------               --------
Total current liabilities                                                1,460                    715
                                                                      --------               --------

Total liabilities                                                        1,460                    715

Stockholder's equity(deficit):
  Common stock, $0.001 par value
   75,000,000 shares authorized
   25,100,000 shares outstanding as of April 30, 2012 and
    January 31,2012, respectively                                       25,100                 25,100
  Accumulated deficit during the development stage                     (26,535)                  (739)
  Total stockholder's equity (deficit)                                  (1,435)                24,361
                                                                      --------               --------

      Total liabilities and stockholder's equity (deficit)            $     25               $ 25,076
                                                                      ========               ========

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                      Inception
                                                              Three months        (January 24, 2012)
                                                                 ended                 through
                                                             April 30, 2012         April 30, 2012
                                                             --------------         --------------
EXPENSES:
  Research and development                                    $      9,408           $      9,408
  Selling, general and administrative                               16,388                 17,127
                                                              ------------           ------------
Total expenses                                                      25,796                 26,535
                                                              ------------           ------------

Net loss                                                      $    (25,796)          $    (26,535)
                                                              ============           ============

Basic net loss per common share                               $      (0.00)
                                                              ============

Weighted average for basic net loss per common share            25,100,000
                                                              ============

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Inception
                                                              Three months        (January 24, 2012)
                                                                 ended                 through
                                                             April 30, 2012         April 30, 2012
                                                             --------------         --------------
Cash flows from operating activities:
  Net loss                                                     $(25,796)              $(26,535)
  Changes in operating assets and liabilities:
    Accounts payable                                                145                    860
                                                               --------               --------

Net cash used by operating activities                           (25,651)               (25,675)
                                                               --------               --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                             --                 25,100
  Proceeds from shareholder loan                                    600                    600
                                                               --------               --------

Net cash provided by financing activities                           600                 25,700
                                                               --------               --------

Net change in cash                                              (25,051)                    25

Cash, beginning of period                                        25,076                     --
                                                               --------               --------

Cash, end of period                                            $     25               $     25
                                                               ========               ========
Supplemental disclosure of cash flow information:
  Interest paid                                                $     --               $     --
                                                               ========               ========

  Taxes paid                                                   $     --               $     --
                                                               ========               ========

                           Pingify International, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

Pingify International, Inc. (the "Company") was incorporated under the laws of the state of Nevada on January 24, 2012. The Company is a software technology start-up focused on the development of computer software solutions.

These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, they do however reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. These financial statements should be read in conjunction with the Company's January 31, 2012 audited financial statements and notes thereto included in its registration statement Form S-1/A-3 filed on April 5, 2012. The results of operations for the three month period ended April 30, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

2. GOING CONCERN

During the period from inception (January 24, 2012) to April 30, 2012, the Company incurred a net loss of $26,535 and used net cash in the amount of $25,675 for operating activities. The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock and ultimately to attain profitability. Management's plan, in this regard, is to raise capital through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders. The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

DEVELOPMENT STAGE COMPANY
The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan and obtaining additional debt and/or equity related financing.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FISCAL PERIODS
The Company's fiscal year end is January 31.

FOREIGN CURRENCY TRANSLATION
The Company's functional currency and its reporting currency is the United States Dollar.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

REVENUE RECOGNITION POLICY
The Company will recognize revenue once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the product or services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. The Company did not realize any revenues from Inception (January 24, 2012) through April 30, 2012.

SOFTWARE DEVELOPMENT COSTS
The Company applies the principles of FASB ASC 985, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. FASB ASC 985 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the "tested working model" approach to establishing technological feasibility for its products. Under this approach, a product in development is not considered to have passed the technological feasibility milestone until the Company has produced a model of the product that contains essentially all the functionality and features of the final product and have tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a product; thus all software development costs have been expensed as incurred.

INCOME TAXES
The Company accounts for its income taxes in accordance with FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

DIVIDENDS
The payment of dividends by the Company in the future will be at the discretion of the Board of Directors and will depend on our earnings, capital requirements and financial condition, as well as other relevant factors. We do not intend to pay any cash dividends in the foreseeable future but intend to retain all earnings, if any, for use in our business.

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of April 30, 2012.

RISKS AND UNCERTAINTIES
The Company's operations and future are dependent in a large part on its ability to develop its business model in a competitive market. The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. The Company's inability to meet its business plan and target customer demand may have a material adverse effect on its financial condition, results of operations and cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of the Company's financial instruments, including cash, due to shareholders and accounts and other payables approximate their fair values due to the immediate or short-term maturity of these instruments. It is management's opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

NEW ACCOUNTING PRONOUNCEMENTS
There are no recent accounting pronouncements that are expected to have an effect on the Company's unaudited financial statements.

4. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. There were 25,100,000 shares of common stock issued and outstanding as of April 30, 2012. In January 2012, the Company issued 25,100,000 shares of its $0.001 par value common stock to its founder at $0.001 per share for total cash proceeds of $25,100. The Company is using the proceeds from the sale of its common stock to cover the expenses of the initial public offering and for general working capital purposes.

5. RELATED PARTY TRANSACTIONS

On April 12, 2012 the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months. As of Apri1 30, 2012, the Company owes $600 payable to a Director and CFO. The shareholder loan is unsecured, non-interest bearing and has no specific terms for repayment.

For the period from inception (January 24, 2012) to April 30, 2012, the Company paid $3,000 to the President for management fees.

6. SUBSEQUENT EVENTS

On May 22, 2012, the President of the Company lent funds to the Company in the amount of $12,507 for the operations of the Company over the next three months. The loans payable are unsecured, non-interest bearing and have no specific terms for repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $26,535 for the period from inception (January 24, 2012) through April 30, 2012. We incurred operating expenses of $26,535 for the period from inception through April 30, 2012. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss for the three months ended April 30, 2012 was $25,796 with no revenues. Our net loss from inception (January 24, 2012) through April 30, 2012 was $26,535.

As of April 30 2012, there is a total of $860 in accounts payable and accrued liabilities and $600 in a note payable that is owed by the company to an officer and director. The note is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended April 30, 2012 was $25,100 resulting from the sale of 25,100,000 shares of common stock to Mr. Gray, and officer and director, for cash at $0.001 per share.

LIQUIDITY AND CAPITAL RESOURCES

We had $25 in cash at April 30, 2012, and there were outstanding liabilities of $1,460. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we receive funding or have adequate revenue, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to April 30, 2012.

Plan of Operation

At present management will concentrate on the completion of our Offering pursuant to the Registration Statement on Form S-1 that was declared effective on April 10, 2012.

Once we have completed our offering, our specific business plan for the twelve months thereafter is as follows:

Software application updates and changes to accommodate Beyond.com

Pingify - Beta 1 (1st quarter after funding)

     * This version will include application tie-in to the main server database
     * Implement multi-city search, allowing requests to search in multiple cities simultaneously
     *    Improving the look and feel of the application

Pingify - Beyond.com Integration (1st and 2nd quarter after funding)

     * Full integration of Beyond.com job searches from the Ping Me! mobile app to servers that do the data processing

Pingify - Beta 2 (1st and 2nd quarter after funding)

     *    Improve user experience based upon feedback

Pingify iTunes Connect Support Site (3rd quarter after funding)

     *    Redesign of app support page
     *    Improve customer support and communications/updates to the customer

Pingify Version 2 App Submission (3rd and 4th quarter after funding)

     *    Submit improved and finalized version to iTunes
     * Ideal release will have Multi-city search, Beyond.com integration, Facebook and Twitter integration

BEGIN MARKETING AND SALES EFFORTS

TWO STAGE STRATEGY

With the release of the PING ME! application, Pingify will build a database of consumer product demands. Once the database is built, we expect to be able to integrate with web sites and marketing companies to provide them the network to access these consumers directly with focused marketing campaigns.

STAGE 1 - DEVELOPING AN ONLINE USER BASE

As of March 8, 2012 the PING ME! application became available in the iTunes store in both Canada and the US. This version focuses solely on Craigslist, the world's largest free bulletin board website. Our plan is to:

     * Support the application with an online marketing campaign through articles, blogs and social marketing as well as a launch of a Facebook embedded application and "free" version of the iPhone application
     *    Add additional Agents, (e.g. Beyond.com, Auto Trader, Kijiji) to PING
          ME!
     * Improve the functionality of the application based on user replies and responses
     *    Optimize the back-end servers.

STAGE 2 - DIRECT INTEGRATION WITH VENDORS

ONGOING SERVICE FEES

Once implemented, there will be 3 specific ongoing revenue streams associated with the BRANDED PINGS PRODUCT:

     1)   Pings (or Impressions)
     2)   Clicks (actual reads of the data)
     3)   Purchases

PINGS

A Ping is considered a delivered advertisement to the end user and will be treated similar to an impression as charged by various online marketing services (ie AdSense, AdMob, etc). A Ping will be a highly targeted impression that has been specifically requested by the user. For the initial stages of this project, we intend to keep impression costs close to industry standards which are $.008 per impression cost.

CLICKS

Clicks are considered valid when the user is sent back to the client's network and where the Ping is read, but not acted on. The marketplace values the cost per click at $0.08.

PURCHASES

The ultimate goal is to get the user to purchase an item. If the user purchases an item due the click-through on the Ping Me! system, then Pingify would charge the Vendor a fee of approximately 1% of the purchase value.

Based on raising $125,000 from our offering, we have budgeted the following amounts over the 12 months following the successful completion of thie offering:

                  Proceeds to Us:                     $125,000

                  Accounting                          $  8,000
                  Legal                               $  4,800
                  Advertising/Marketing               $ 12,000
                  SEC Fliling related Costs           $  3,500
                  Insurance                           $  2,000
                  Server Cloud/Collocation            $ 16,000
                  Office Supplies                     $    500
                  Travel                              $  2,000
                  Rent                                $    950
                  Telephone/Fax                       $    200
                  Development/Wages                   $ 48,000
                  Consultants                         $ 12,000
                  Management Fees                     $ 12,000
                  Dues/Subs/Licences                  $  2,000
                  Working Capital                     $  1,050

These amounts may be adjusted based upon sales and revenue.

SUMMARY

In summary, we will begin putting together a database of potential customers as well as the continuation of the development of the software and services for the purpose of the integration of customers into the Pingify service. We anticipate lead-generation revenues within three months of the completion of the financing supplied by this offering and as of March 8, 2012, the application became available in the iTunes store. Until we have reached a critical level of Pings we do not believe our operations will be profitable. If we are unable to attract enough users to download our app, we may have to suspend or cease operations. If we are unable to attract enough lead-generation vendors, we may have to cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

If the shares are not fully sold, the financing is not closed and raised funds are returned to investors, the company's implementation of the business plan would be materially affected. We would be forced to drastically reduce expenses by cutting programmers, sales & marketing experts and website developers who are currently working on an outside contractor basis using currently available funds, until other funding could be secured. Assuming no other funding is secured, it is highly unlikely that the Pingify application will be able to be completed for Beyond.com, thus limiting a large portion of our expected revenue.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2012.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-179505, at the SEC website at www.sec.gov:

Exhibit No.                       Description
-----------                       -----------

    3.1          Articles of Incorporation*
    3.2          Bylaws*
   31.1          Sec. 302 Certification of Principal Executive Officer
   31.2          Sec. 302 Certification of Principal Financial Officer
   32.1          Sec. 906 Certification of Principal Executive Officer
   32.2          Sec. 906 Certification of Principal Financial Officer
  101            Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Pingify International Inc.
                                        Registrant


Date: June 14, 2012                     By: /s/ Jason Gray
                                            ------------------------------------
                                            Jason Gray, President, Secretary,
                                            Chief Executive Officer and Director


                                        By: /s/ Vlad Milutin
                                            ------------------------------------
                                            Vlad Milutin, Treasurer,
                                            Chief Financial Officer and
                                            Principal Accounting Officer and
                                            Director