Form 10-Q
period 2012-07-31
PINGIFY INTERNATIONAL INC.
filed 2012-09-14
CIK 1540771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,100,000 shares as of September 13, 2012

ITEM 1. FINANCIAL STATEMENTS

                           Pingify International, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                     July 31, 2012     January 31, 2012
                                                                     -------------     ----------------
ASSETS:

CURRENT ASSETS
  Cash                                                                  $  5,015           $ 25,076
  Restricted cash in escrow                                               24,000                 --
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      29,015             25,076
                                                                        --------           --------

      TOTAL ASSETS                                                      $ 29,015           $ 25,076
                                                                        ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities                              $  6,279           $    715
  Shareholder Loans                                                       25,712                  0
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 31,991                715

     TOTAL LIABILITIES                                                    31,991                715

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value,
   75,000,000 shares authorized;
   25,100,000 shares outstanding                                          25,100             25,100
  Common stock payable                                                    24,000                  0
  Deficit accumulated during exploration stage                           (52,076)              (739)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                (2,976)            24,361
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 29,015           $ 25,076
                                                                        ========           ========


           See Accompanying Notes to Financial Statements

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                            Inception
                                            Three Months            Six Months          (January 24, 2012)
                                               ending                 ending                 through
                                            July 31, 2012          July 31, 2012          July 31, 2012
                                            -------------          -------------          -------------
EXPENSES:
  Management fees - related party           $      4,000           $      7,000           $      7,000
  Research and development                        10,526                 19,934                 19,934
  Selling, general and administrative             11,015                 24,403                 25,142
                                            ------------           ------------           ------------
TOTAL EXPENSES                                    25,541                 51,337                 52,076
                                            ------------           ------------           ------------

NET LOSS                                    $    (25,541)          $    (51,337)          $    (52,076)
                                            ============           ============           ============

BASIC NET LOSS PER COMMON SHARE             $      (0.00)          $      (0.00)
                                            ============           ============
WEIGHTED AVERAGE FOR BASIC NET LOSS
 PER COMMON SHARE                             25,100,000             25,100,000
                                            ============           ============


                 See Accompanying Notes to Financial Statements.

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Inception
                                                             Six Months         (January 24, 2012)
                                                               ending                through
                                                           July 31, 2012          July 31, 2012
                                                           -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(51,337)              $(52,076)
  Changes in operating assets and liabilities:
    Accounts Payable and Accrued Liabilities                    5,564                  6,279
                                                             --------               --------
          NET CASH USED BY OPERATING ACTIVITIES               (45,773)               (45,797)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                 25,100
  Proceeds from common stock payable                           24,000                 24,000
  Proceeds from shareholder loan                               25,712                 25,712
                                                             --------               --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES            49,712                 74,812
                                                             --------               --------

NET CHANGE IN CASH                                              3,939                 29,015

CASH AT BEGINNING OF PERIOD                                    25,076                     --
                                                             --------               --------

CASH AT END OF PERIOD                                        $ 29,015               $ 29,015
                                                             ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                              $     --               $     --
                                                             ========               ========

  Taxes paid                                                 $     --               $     --
                                                             ========               ========


                 See Accompanying Notes to Financial Statements.

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

These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, they do however reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. These financial statements should be read in conjunction with the Company's January 31, 2012 audited financial statements and notes thereto included in its registration statement Form S-1/A-3 filed on April 5, 2012. The results of operations for the three and six month periods ended July 31, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

2. GOING CONCERN

During the period  from  inception  (January  24,  2012) to July 31,  2012,  the
Company incurred a net loss of $52,076 and used net cash in the amount of $45,797 for operating activities. For the three months ended July 31, 2012 the Company incurred a net loss of $25,541. The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

RESTRICTED CASH

The Company received $24,000 as restricted cash in escrow for subscriptions of shares from the Company's initial public offering, subject to restrictions pending placement of the entire offering. When the shares are fully subscribed, the cash in the escrow account will be released from restriction for funding of operations.

REVENUE RECOGNITION POLICY

The Company will recognize revenue once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the product or services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. The Company did not realize any revenues from Inception (January 24, 2012) through July 31, 2012.

SOFTWARE DEVELOPMENT COSTS

The Company applies the principles of ASC 985, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED ("ASC 895"). ASC 985 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the "tested working model" approach to establishing technological feasibility for its products. Under this approach, a product in development is not considered to have passed the technological feasibility milestone until the Company has produced a model of the product that contains essentially all the functionality and features of the final product and have tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a product; thus all software development costs have been expensed as incurred.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of July 31, 2012.

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

4. STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. There were 25,100,000 shares of common stock issued and outstanding as of July 31, 2012. In January 2012, the Company issued 25,100,000 shares of its $0.001 par value common stock to its founder at $0.001 per share for total cash proceeds of $25,100. The Company is using the proceeds from the sale of its common stock to cover the expenses of the initial public offering and for general working capital purposes.

The Company sold 4,800,000 shares of its $0.001 par value common stock for $.005 per share in the current quarter. The proceeds are held in an escrow account and the shares, recorded as a stock payable, will not be issued until the Company sells 25,000,000 shares.

5. RELATED PARTY TRANSACTIONS

On April 12, 2012, the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months. From time to time, the majority shareholder, who is also President of the Company, advances funds to the Company. As of July 31, 2012, the Company owed this individual $25,712. The shareholder loan is unsecured, non-interest bearing, and has no specific terms for repayment.

For the period from inception (January 24, 2012) to July 31, 2012, the Company paid $7,000 to the President for management fees.

6. SUBSEQUENT EVENTS

Subsequent to the period ended July 31, 2012, the Company sold 2,200,000 shares of common stock to several investors for a total purchase price of $11,000.

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

We incurred operating expenses of $52,076 for the period from inception (January 24, 2012) through July 31, 2012. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss for the three months ended July 31, 2012 was $25,541 with no revenues. Our net loss for the six months ended July 31, 2012 was $51,337 with no revenues. Our net loss from inception (January 24, 2012) through July 31, 2012 was $52,076.

As of July 31, 2012, there is a total of $6,279 in accounts payable and accrued liabilities and $25,712 in a note payable that is owed by the company to an officer and director. The note is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended July 31, 2012 was $74,812 resulting from the sale of 25,100,000 shares of common stock to Mr. Gray, an officer and director, for cash at $0.001 per share, the $25,715 note payable that is owed by the Company to an officer and director, and $24,000 in common stock payable for 4,800,000 shares of common stock at $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

We had $5,016 in cash at July 31, 2012, $24,000 in restricted cash in escrow and there were outstanding liabilities of $31,991. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we receive funding or have adequate revenue, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to July 31, 2012.

PLAN OF OPERATION

At present management will concentrate on the completion of our Offering pursuant to the Registration Statement on Form S-1 that was declared effective on April 13, 2012.

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

Based on raising $125,000 from our offering, we have budgeted the following amounts over the 12 months following the successful completion of this offering:

                  Proceeds to Us:                     $125,000

                  Accounting                          $  8,000
                  Legal                               $  4,800
                  Advertising/Marketing               $ 12,000
                  SEC Fliling related Costs           $  3,500
                  Insurance                           $  2,000
                  Server Cloud / Collocation          $ 16,000
                  Office Supplies                     $    500
                  Travel                              $  2,000
                  Rent                                $    950
                  Telephone/Fax                       $    200
                  Development / Wages                 $ 48,000
                  Consultants                         $ 12,000
                  Management Fees                     $ 12,000
                  Dues/Subs/Licences                  $  2,000
                  Working Capital                     $  1,050

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

                                       Pingify International Inc.
                                       Registrant


Date: September 13, 2012               By: /s/ Jason Gray
                                           -------------------------------------
                                           Jason Gray, President, Secretary,
                                           Chief Executive Officer and Director


                                       By: /s/ Vlad Milutin
                                           -------------------------------------
                                           Vlad Milutin, Treasurer, Chief
                                           Financial Officer and Principal
                                           Accounting Officer and Director