Form 10-Q
period 2012-10-31
PINGIFY INTERNATIONAL INC.
filed 2012-12-17
CIK 1540771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,100,000 shares as of December 17, 2012

ITEM 1. FINANCIAL STATEMENTS

                           Pingify International, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                          October 31, 2012       January 31, 2012
                                                          ----------------       ----------------
ASSETS:

Current assets:
  Cash and cash equivalents                                   $ 10,821               $ 25,076
  Restricted cash in escrow                                     46,000                     --
                                                              --------               --------
Total current assets                                            56,821                 25,076
                                                              --------               --------

     Total assets                                             $ 56,821               $ 25,076
                                                              ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable and accrued liabilities                    $     --               $    715
  Shareholder loans                                             64,242                     --
                                                              --------               --------
Total current liabilities                                       64,242                    715
                                                              --------               --------

      Total liabilities                                         64,242                    715
                                                              --------               --------
Stockholders' equity (deficit):
  Common stock, $0.001 par value
   75,000,000 shares authorized
   25,100,000 shares outstanding                                25,100                 25,100
  Common stock payable                                          46,000                     --
  Accumulated deficit during the development stage             (78,521)                  (739)
                                                              --------               --------
Total stockholders' equity (deficit)                            (7,421)                24,361
                                                              --------               --------

      Total liabilities and stockholders' equity (deficit)    $ 56,821               $ 25,076
                                                              ========               ========

                           Pingify International, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                       Inception
                                                                                                   (January 24, 2012)
                                                     Three months ending    Nine months ending          through
                                                      October 31, 2012       October 31, 2012       October 31, 2012
                                                      ----------------       ----------------       ----------------
EXPENSES:
  Research and development                              $     10,704           $     30,638           $     30,638
  Selling, general and administrative expenses                12,741                 37,144                 37,883
  Management fees - related party                              3,000                 10,000                 10,000
                                                        ------------           ------------           ------------
      Total expenses                                          26,445                 77,782                 78,521
                                                        ------------           ------------           ------------

Net loss                                                $    (26,445)          $    (77,782)          $    (78,521)
                                                        ============           ============           ============

Basic net loss per common share                         $         --           $         --
                                                        ============           ============
Shares used in computing basic net loss
 per common share                                         25,100,000             25,100,000
                                                        ============           ============

                           Pingify International, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Inception
                                                                                (January 24, 2012)
                                                       Nine months ending            through
                                                        October 31, 2012         October 31, 2012
                                                        ----------------         ----------------
Cash flows from operating activities:
  Net loss                                                 $  (77,782)              $  (78,521)
  Changes in operating assets and liabilities:
    Prepaid expenses and deposits
    Accounts payable                                             (715)                      (0)
                                                           ----------               ----------
Net cash used by operating activities                         (78,497)                 (78,521)
                                                           ----------               ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                           --                   25,100
  Proceeds from common stock payable                           46,000                   46,000
  Proceeds from shareholder loan                               64,242                   64,242
                                                           ----------               ----------
Net cash provided by financing activities                     110,242                  135,342
                                                           ----------               ----------

Net change in cash                                             31,745                   56,821

Cash, beginning of period                                      25,076                       --
                                                           ----------               ----------

Cash, end of period                                        $   56,821               $   56,821
                                                           ==========               ==========

Supplemental disclosure of cash flow information:
  Interest paid                                            $       --               $       --
                                                           ==========               ==========
  Taxes paid                                               $       --               $       --
                                                           ==========               ==========

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

These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, they do however reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. These financial statements should be read in conjunction with the Company's January 31, 2012 audited financial statements and notes thereto included in its registration statement Form S-1/A-3 filed on April 5, 2012. The results of operations for the three and nine months period ended October 31, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

2. GOING CONCERN

During the period from inception (January 24, 2012) to October 31, 2012, the Company incurred a net loss of $78,521 and used net cash in the amount of $78,521 for operating activities. For the three months ended October 31, 2012 the Company incurred a net loss of $26,445. The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

RESTRICTED CASH

The Company has received $46,000 as restricted cash in escrow for subscriptions of shares from the Company's initial public offering, subject to restrictions pending placement of the entire offering. When the shares are fully subscribed, the cash in the escrow account will be released from restriction for funding of operations.

REVENUE RECOGNITION POLICY

The Company will recognize revenue once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the product or services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. The Company did not realize any revenues from Inception (January 24, 2012) through October 31, 2012.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of October 31, 2012.

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

4. STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. There were 25,100,000 shares of common stock issued and outstanding as of October 31, 2012. In January 2012, the Company issued 25,100,000 shares of its $0.001 par value common stock to its founder at $0.001 per share for total cash proceeds of $25,100. The Company is using the proceeds from the sale of its common stock to cover the expenses of the initial public offering and for general working capital purposes.

The Company sold 4,800,000 and 4,400,000 shares of its $0.001 par value common stock for $.005 per share during the quarter ended July 31, 2012 and October 31, 2012, respectively. The proceeds are held in an escrow account and the shares, recorded as a stock payable, will not be issued until the Company sells 25,000,000 shares.

5. RELATED PARTY TRANSACTIONS

On April 12, 2012, the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months. From time to time, the majority shareholder, who is also President of the Company, advances funds to the Company. As of October 31, 2012, the Company owed this individual $64,242. The shareholder loan is unsecured, non-interest bearing, and has no specific terms for repayment.

For the period from inception (January 24, 2012) to October 31, 2012, the Company paid $10,000 to the President for management fees.

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

We incurred operating expenses of $78,521 for the period from inception (January 24, 2012) through October 31, 2012. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss for the three months ended October 31, 2012 was $26,445 with no revenues. Our net loss for the nine months ended October 31, 2012 was $77,782 with no revenues. Our net loss from inception (January 24, 2012) through October 31, 2012 was $78,521.

As of October 31, 2012, there is a total of $64,242 in a note payable that is owed by the Company to an officer and director. The note is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended October 31, 2012 was $135,342. This amount is comprised of $25,100 resulting from the sale of 25,100,000 shares of common stock to Mr. Gray, an officer and director, for cash at $0.001 per share, the $64,242 note payable that is owed by the Company to an officer and director, and $46,000 in common stock payable for 9,200,000 shares of common stock at $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

We had $10,821 in cash at October 31, 2012, $46,000 in restricted cash in escrow and there were outstanding liabilities of $64,242. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we receive funding or have adequate revenue, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to October 31, 2012.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                        Pingify International Inc.
                                        Registrant


Date: December 17, 2012                 By: /s/ Jason Gray
                                            ------------------------------------
                                            Jason Gray, President, Secretary,
                                            Chief Executive Officer and Director


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