Form 10-K
period 2013-01-31
PINGIFY INTERNATIONAL INC.
filed 2013-05-01
CIK 1540771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2013

                        Commission File Number 333-179505

                           PINGIFY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

   Suite 2020 (Scotia Place, Tower 1), 10060 Jasper Ave. Edmonton, AB, T5J 1V9
          (Address of principal executive offices, including zip code)

                                 (780) 628-6867
                     (Telephone number, including area code)

                              Jason Gray, President
                           Pingify International Inc.
           c/o Resident Agents of Nevada 711 S. Carson Street, Suite 4
                            Carson City, Nevada 89701
                    Telephone (780)628-6867 Fax (780)669-5859
            (Name, address and telephone number of agent for service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 29, 2013, the registrant had 50,100,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 1, 2013.

                           PINGIFY INTERNATIONAL INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       10
Item 2.  Properties                                                         15
Item 3.  Legal Proceedings                                                  15
Item 4.  Mine Safety Disclosures                                            15

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  16
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              17
Item 8.  Financial Statements                                               22
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           32
Item 9A. Controls and Procedures                                            32

                                    Part III

Item 10. Directors and Executive Officers and Corporate Governance          34
Item 11. Executive Compensation                                             36
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    38
Item 13. Certain Relationships and Related Transactions                     39
Item 14. Principal Accounting Fees and Services                             39

                                     Part IV

Item 15. Exhibits                                                           40

Signatures                                                                  40

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are the good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the "Risk Factors" section and elsewhere in this report.

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

Pingify International Inc. was incorporated in the State of Nevada on January 24, 2012. Pingify has acquired a lead-generation application that brings together buyers and sellers of goods and services. This will be achieved by the Company's app Pingify which became available in the iTunes store as of March 8, 2012.

We own our domain name www.PINGIFY.COM. We currently have less than $10 in revenues from the sale of our app and no lead-generation payments from our partners ("Agents"). As of March 8, 2012, the application became available and we anticipate lead-generation revenues to begin within three months. Currently, our President devotes approximately 40 hours a week to the business of the Company. Vlad Milutin, our Treasurer, is devoting approximately 10 hours per week.

The administrative office of the Company is currently located at Suite 2020 (Scotia Place, Tower 1), 10060 Jasper Ave. Edmonton, AB, T5J 1V9. We plan to use these offices until we require a larger space. Our fiscal year end is January 31st.

We have been issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. There were 50,100,000 shares of common stock issued and outstanding as of January 31, 2013.

In January 2012, the Company issued 25,100,000 shares of its $0.001 par value common stock to its founder at $0.001 per share for total cash proceeds of $25,100.

The Company sold 25,000,000 shares of its $0.001 par value common stock for $.005 per share during the period from July 2012 to January 2013. The proceeds were held in an escrow account until the Company sold all 25,000,000 shares. The offering was completed on January 3, 2013 and the 25,000,000 shares were issued at that time.

PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

Pingify will be a buyer directed lead generation system that collects the buyer's needs through its notification iTunes app called Pingify. By obtaining buyers' expressed needs with our notification application, Pingify will be able to accumulate a lead database that presents businesses or individual sellers to potential buyers. By allowing the sellers to hand pick their target buyers, Pingify's propriety notification gateway can directly connect the buyer to the seller.

We will achieve this using the Pingify SaaS (software as a service). We hope to offer a process that is more unique and efficient by giving the seller direct access to the buyer using highly targeted notifications (or "Branded Pings"). Branded Pings allow the Seller to send notifications tailored specifically for a single buyer or a set of buyers, which ultimately reduces the Seller's cost of sales and increases conversion rates.

As an example, we are working with a leading auto classified site to provide a means for their dealers to deliver Branded Pings to our users, once we have users of our app. Our users will have given us the information for the types of vehicles they are currently seeking. With this information, we will provide a targeted lead generation system to the dealers. The user only gets Pings for vehicles they are looking for and the dealer only pays for Pings sent to users that are requesting them.

Many websites notify its users when data changes, but this typically entails signing up at each site and then managing each data stream. The data stream is usually in the form of emails and "all or nothing", forcing the user to receive information whether it is relevant to them or not - often leading to what is termed "data fatigue". Furthermore, once registered, it is also almost impossible to stop this data stream. Pingify's goal is to fix this problem.

THE PINGIFY SOLUTION

Pingify has acquired what it has termed a PERSONAL INTERNET NOTIFICATION GATEWAY ("P.I.N.G."). This proprietary gateway (which is provisionally patented) is a unique, two-way, notification system designed specifically to provide a user with timely and relevant information.

The P.I.N.G GATEWAY can deliver notifications, termed "PINGS", which will be received through Pingify's consumer product branded PINGIFY application. Pingify utilizes the P.I.N.G. gateway and will be viewable using a variety of methods:

     1)   SMARTPHONE APPLICATIONS
          a. PINGS will be viewed and managed via a smartphone client, in real-time and utilizes user input as to the specific products they are interested in.

     2)   SOCIAL NETWORKS
          a. An embedded version of the application that will run in social networks like Facebook. This version of PINGIFY will have limited functionality such that it will entice the user to buy the mobile version.

PINGIFY APPLICATION

PINGIFY will display the PINGS via an easy-to-use application. The application is designed to allow the user to "set and forget" requests. PINGIFY's AGENTS (programs that mine the data) continually monitor the website and delivers PINGS to the user only if the product matches what the user seeks.

Some of the features and benefits of PINGIFY to potential users are:

     1) The system will allow delivery of only the information the user has requested.
     2) The information provided will be brief and in a very direct, concise manner allowing the user to determine if they want to click on the PING to get additional detail.
     3) The system will be "set and forget", so the Agent programs will do the work in the background eliminating the need for constant searching of websites and emails.
     4) The PINGS will be specific to the users wants and needs where email notification systems typically are very vague, and often highly repetitive leading to "information fatigue". We believe PINGS will result in a more positive response and engaged user.

INTEGRATION WITH VENDORS

Using our "Branded Pings" notification solution, Vendors will be able to easily and directly link consumers to specific product information and offerings. We believe this is highly valuable in an environment where online marketing success is measured in new users, minutes on a website, "click-throughs" and conversion rates. Vendor's that utilize Pingify's "Branded Ping" solution will also benefit from being introduced to new users through the preexisting users of the PINGIFY application.

HOW DOES THE PINGIFY APPLICATION AND BRANDED PINGS WORK TOGETHER?

The Pingify application and the Branded Pings will work together to provide the conduit such that once Consumers have indicated their needs we can send them Vendors product offerings that match their profile.

As noted, the PINGIFY application is designed to allow users to create, edit or delete "REQUESTS". The full sales cycle (from a consumer perspective) with the PINGIFY system will be as follows:

     1) A REQUEST is a fillable form with a series of filters set by the user. These filters can be set "on-the-fly" from the mobile device.
     2) This REQUEST is then compared to the database which houses all of the Vendor's product offerings.
     3) If new data has appeared in the system that matches the REQUEST, a PING is delivered to the user.
     4) The PING contains a brief description of the specific product the user has requested.
     5) If the brief description is of interest, the user can then "click though" the PING to be linked back to a mobile version of the Vendor's eCommerce site to get more detail on the offering.
     6)   The user then has the option to purchase the new item.

WHAT IS THE VALUE FOR THE VENDOR?

The key values for any Vendor are:

     1) Ping's will allow two-way communications initiated by the consumer (consumers indicate their needs and Vendors provide their offers). As noted, email notification systems are one-way only, typically very vague, and often highly repetitive leading to the consumers "information fatigue". Pings will be specific to the user's wants and needs resulting in more positive response to the PINGIFY notifications and greatly improves the chances of a sale.
     2) The ability to re-connect with current customers will drive them back to the site with highly focused product promotions, which improve user retention rates.
     3) Expansion of user base because Vendors gain access to all the future users of PINGIFY network; many of who are not within their current network. If a notification matches a profile of a user of PINGIFY, they too will be notified of the offer. Because the offer will match the user's profile, it will not be considered unwanted solicitation. This will give the Vendor's product increased visibility by being in a network of millions of users.
     4) To send highly focused "BRANDED PINGS". Pingify will provide the Vendor analytics of specifically what an individual consumer group is currently looking for in the area. The Vendor can then tailor a "branded" offering specifically for that group of users. We believe conversion rates of Branded Pings are significantly higher than any other types of online offering.

TECHNICAL OVERVIEW

PINGIFY is located in a highly redundant cloud network and written using Ruby. We have developed a scalable solution that can process a large amount of real-time data. Pingify is confident it will be able to handle almost any data volume a Vendor presents.

DISTRIBUTION METHODS

TWO STAGE STRATEGY

With the release of the PINGIFY application, Pingify will build a database of consumer product demands. Once the database is built, we expect to be able to integrate with web sites and marketing companies to provide them the network to access these consumers directly with focused marketing campaigns.

STAGE 1 - DEVELOPING AN ONLINE USER BASE

We intend to release a new version by the end of May 2013 that will be integrated into eBay. As part of this integration we will receive approximately 10 cents per click. Our plan is to:

     * Support the application with an online marketing campaign through articles, blogs and social marketing as well as a launch of a Facebook embedded application and "free" version of the iPhone application
     *    Add additional Agents, (e.g. Auto Trader, Kijiji) to PINGIFY
     * Improve the functionality of the application based on user replies and responses
     *    Optimize the back-end servers.

STAGE 2 - DIRECT INTEGRATION WITH VENDORS

ONGOING SERVICE FEES

Once implemented, there will be 3 specific ongoing revenue streams associated with the BRANDED PINGS PRODUCT:

1. Pings (or Impressions) 2. Clicks (actual reads of the data) 3. Purchases

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

PURCHASES

The ultimate goal is to get the user to purchase an item. If the user purchases an item due the click-through on the Pingify system, then Pingify would charge the Vendor a fee of approximately 1% of the purchase value.

MARKETING

We plan on targeting the classified and bidding market (Kijiji, eBay Classifieds, eBay). People would be able to use our application to get notified on items they are looking for on eBay. We also plan to pitch the technology to leading auto classified sites.

We believe Pingify is positioned to take a central role in contextual and targeted notifications. The goal is to create a large user base and integrate with key vendors. We expect to integrate 4 vendors over the 12 months following completion of our offering and 12 vendors in the following 24 months.

KEY GROWTH / VALUE CREATION

     1) To grow our use base to 100,000 in 12 months bringing value to the vendor (user base = qualified leads = sales)
     2) By integrating with key vendors, Pingify plans to increase user retention and conversion rates, thereby monetizing "Pings"
     3) We believe growing the user base and capitalizing on vendor adoption will establish a market demand for "Pings". This will result in a higher valuation for Pingify.

MARKETING - USER AND VENDOR ACQUISITION

The following are the specific steps of our online marketing strategy to attract a larger user base:

     1)   Integration with web site, email marketing infrastructure
     2)   Branded Pings (For Vendor Integration)
     3) Facebook App / Pingify Classifieds - designed to compel download of application

BEYOND.COM AGREEMENT

On March 13, 2012 we signed an agreement with Beyond.com, a premier Career Network focused on helping people grow and succeed professionally by connecting job seekers and employers through 70 unique career channels and 3,000 industry and regional communities. The basic terms of the agreement are as follows:

     1.   Beyond.com will pay PINGIFY INTERNATIONAL INC. $.05 per click.
     2. Beyond.com, at its discretion, may raise or lower this daily cap at any time by delivering notice to Client through electronic means.
     3. Beyond.com would provide API access to PINGIFY INTERNATIONAL INC. to integrate into PINGIFY INTERNATIONAL INC.'s job search results.
     4. Beyond.com will provide one or more API keys to track unique registrations from PINGIFY INTERNATIONAL INC.
     5. Total clicks will be tracked by Pingify. All monthly payments will be delivered monthly and will be based on Pingify's tracking information.
     6. Either party may terminate for any reason with 24 hours notice through electronic or written communication.

COMPETITION

As the mobile market has grown dramatically since the launch of the iTunes App Store in 2008, many companies have entered into this space to try and connect the buyer with the vendor. Location based applications are merging with advertising models to try and get people into brick and mortar stores.

Pingify has identified various competitors who would be considered competition or potential competition to the Pingify SaaS. At this time, we have found some products that have pieces of Pingify's offering, but do not have the full service model and communication system that Pingify has developed. Also, many are focused on complex algorithms to try and guess consumer wants and needs. Pingify eliminates the guess work and we have created a unique way to get products to users.

Below is a sample of companies in the mobile advertising space:

NEARBYNOW (www.nearbynow.com)

ADMOB (www.admob.com)

JUMPTAP (www.jumptap.com)

SOURCES AND AVAILABILITY OF PRODUCTS

As of March 8, 2012, the PINGIFY application became available in the iTunes store in both Canada and the US. We are also developing a Facebook version of the application that will be available to anyone with an account.

PATENTS AND TRADEMARKS

The Company has applied for a patent (Application #13/558,774) with the United States Patent and Trademark Office for its software product. There is no guarantee that any patent or registered trademark owned by the Company will not be invalidated, circumvented or challenged in the U.S. or foreign countries or that the rights granted there under will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the company, if at all. Litigation may be necessary to enforce the Company's patent and other intellectual property rights, to protect its trade secrets. Litigation could result in substantial costs and diversion of resources which could harm the Company's business and the Company could ultimately be unsuccessful in protecting its intellectual property rights. Further, the Company's intellectual property protection controls across global operations may not be adequate to fully protect them from the theft or misappropriation of the Company's intellectual property, which could adversely harm its business.

GOVERNMENT APPROVAL

We do not require any government approval for our services. As an online business, our business will not be subject to any environmental laws.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to local and international laws and regulations that relate directly or indirectly to our operations. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business, we have not spent any funds on research and development activities to date. We plan to spend funds on research and development activities in the future development of our software, integration and services.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as work is done solely on a contractual basis. These contractors include programmers, sale & marketing experts and website developers. Jason Gray, our President and Vlad Mulutin our Treasurer, currently provide their services on a consultant basis. At this time, they are responsible for all aspects of our business. During the year ended January 31, 2013 we paid Mr. Gray $12,000 management fees. We plan to hire an employee on a contractual basis in the near future to help manage and assist clients with the usage of the app and our services. We have also allocated from the proceeds $48,000 for Development (Programmers) and $12,000 for Advertising/Marketing (Sales & Marketing).

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes our audited financial information to our shareholders upon written request. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We will be subject to disclosure filing requirements including filing a Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

THE COMPANY HAS LIMITED OPERATING HISTORY AND WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT.

Because the Company has a limited operating history upon which an evaluation of its prospects can be based, its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks the Company must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the Pingify SaaS (software as a service). The Company's auditors have expressed a going concern qualification in their independent auditor's report to the Company relating to the Company's audited financial statements for the year ended January 31, 2013.

THE COMPANY WILL RELY ON A COMBINATION OF PATENT, COPYRIGHT, TRADEMARK, TRADE SECRET LAWS AND CONFIDENTIALITY PROCEDURES TO PROTECT ITS PROPRIETARY RIGHTS.

Others may independently develop similar proprietary information and techniques or gain access to the Company's intellectual property rights or disclose such technology. The Company cannot assure that it will receive United States Patent and Trademark Office approval on its patent application (#13/558,774) for its software product, that any patent or registered trademark owned by it will not be invalidated, circumvented or challenged in the U.S. or foreign countries or that the rights granted there under will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the company, if at all. Furthermore, others may develop similar products, duplicate the Company's products or design around its patent. In addition, foreign intellectual property laws may not protect the Company's intellectual property rights. Litigation may be necessary to enforce the Company's patent and other intellectual property rights, to protect its trade secrets. Litigation could result in substantial costs and diversion of resources which could harm the Company's business and the Company could ultimately be unsuccessful in protecting its intellectual property rights. Further, the Company's intellectual property protection controls across global operations may not be adequate to fully protect them from the theft or misappropriation of the Company's intellectual property, which could adversely harm its business.

SHOULD THE COMPANY BE UNSUCCESSFUL AT RAISING SUFFICIENT FUNDS THE COMPANY MAY BE FORCED TO SEEK A BUYER FOR OUR BUSINESS OR ANOTHER ENTITY TO CREATE A JOINT VENTURE.

If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. To the extent that additional shares of Common Stock are authorized and issued in connection with a sale or joint venture, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

OUR LACK OF AN OPERATING HISTORY GIVES NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES, WHICH COULD RESULT IN THE SUSPENSION OR END OF OUR OPERATIONS.

We were incorporated on January 24, 2012 and we have realized less than $10 in revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of this offering and our ability to generate revenues through sales of our software products and services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring operational expenses and generating limited revenues. We have generated less than $10 in revenue since our product was submitted to iTunes on March 8, 2012. We cannot guarantee that we will be successful in generating additional revenues in the future. Failure to generate revenues may cause us to go out of business.

We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors offering a similar software product and service; the availability of motivated and qualified personnel; the initiation, renewal or expiration of a customer base; pricing changes by the Company or our competitors, and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

BECAUSE WE ARE SMALL WE DO NOT HAVE AN AUDIT COMMITTEE AND WE DO NOT HAVE ADEQUATE DISCLOSURE CONTROLS AND PROCEDURES (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Because our Board of Directors is comprised of Mr. Jason Gray, Mr. Vlad Milutin and Ms. Panayota Baris, none of which has a professional background in finance or accounting, we do not have an audit committee financial expert on our board of directors to evaluate the effectiveness of the Company's adequate disclosure controls and procedures. While the Board of Directors has determined the controls to be ineffective due to the lack of segregation of duties, their evaluation was limited in scope.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH COULD NEGATIVELY AFFECT OUR PROFIT.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of acceptance of our software products and services; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and general economic conditions. If realized, any of these factors could have a material adverse effect on our business, financial condition and operating results.

KEY MANAGEMENT/CONSULTANT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS.

Because we are entirely dependent on the efforts of our three Directors and two Officers, their departure or the loss of other key Consultant personnel in the future could have a material adverse effect on our business. We do not maintain key person life insurance on our officers or directors.

IF OUR COMPANY IS DISSOLVED, IT IS UNLIKELY THAT THERE WILL BE SUFFICIENT ASSETS REMAINING TO DISTRIBUTE TO OUR SHAREHOLDERS.

In the event of the dissolution of our company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of purchasers of the offered shares to recover all or any portion of the purchase price for the offered shares will depend on the amount of funds realized and the claims to be satisfied there from.

IF WE ARE UNABLE TO GAIN ANY SIGNIFICANT MARKET ACCEPTANCE FOR OUR SOFTWARE PRODUCTS AND SERVICES OR ESTABLISH A SIGNIFICANT MARKET PRESENCE, WE MAY BE UNABLE TO GENERATE SUFFICIENT REVENUE TO CONTINUE OUR BUSINESS.

Our growth strategy is substantially dependent upon our ability to market our software products and services successfully to prospective customers. However, our planned software products and services may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. Failure of our software products and services to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

MANAGEMENT'S ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY MAY BE SLOWER THAN EXPECTED AND WE MAY BE UNABLE TO GENERATE A PROFIT.

Our growth strategy is subject to significant risks which you should carefully consider before purchasing the shares we are offering.

Although we plan on providing our software products and services, the software products and services may be slow to achieve profitability, or may not become profitable at all, which will result in losses. There can be no assurance that we will succeed.

We may be unable to enter into our intended markets successfully. The factors that could affect our growth strategy include our success in (a) obtaining orders from our customers, (b) obtaining adequate financing on acceptable terms, and (c) adapting our internal controls and operating procedures to accommodate our future growth.

Our systems, procedures and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our technical, administrative and financial controls and reporting systems.

IF WE ARE UNABLE TO MANAGE OUR FUTURE GROWTH OUR BUSINESS COULD BE HARMED.

If the Company experiences significant growth in the foreseeable future, our growth may place a significant strain on management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company's financial condition or the results of our operations.

Since inception on January 24, 2012 to January 31, 2013, we have spent a total of $108,606 on expenses. We have generated less than $10 in revenue from business operations. All proceeds currently held by us are the result of sales of common stock.

IF WE ARE FORCED TO INCUR UNANTICIPATED COSTS OR EXPENSES, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS ENTIRELY WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT.

Because we are a small business, with limited assets, we are not in a position to assume unanticipated costs and expenses. If we have to make changes in our structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend operations or cease operations entirely which could result in a total loss of your investment.

COMPETITORS MAY ENTER THIS SECTOR WITH SUPERIOR PRODUCTS, INFRINGING OUR CUSTOMER BASE, AND AFFECTING OUR BUSINESS ADVERSELY.

We have identified a market opportunity for our software products and services. Competitors may enter this sector with superior software products and services and/or benefits. This would infringe on our customer base, have an adverse effect upon our business and the results of our operations.

Our three major competitors in the industry are NearByNow, AdMob and JumpTap (See Competition page 21).

SINCE ONE OF OUR OFFICERS AND DIRECTORS CURRENTLY OWNS 50.1% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT HIS DECISIONS ARE CONTRARY TO THEIR INTERESTS. YOU SHOULD NOT PURCHASE SHARES UNLESS YOU ARE WILLING TO ENTRUST ALL ASPECTS OF MANAGEMENT TO OUR CURRENT OFFICERS AND DIRECTORS, OR THEIR SUCCESSORS.

Jason Gray, an Officer and Director of the Company, owns 25,100,000 shares our common stock, representing 50.1% of our outstanding stock. As a result, he will still have control and be able to choose other directors. His interests may differ from the interests of other stockholders. Factors that could cause his interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations.

RISKS RELATED TO OUR FINANCIAL CONDITION

THERE IS UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report for the year ended January 31, 2013, our auditors have expressed an opinion that doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment. Because we have been issued an opinion by our auditor that doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

THE ENACTMENT OF THE SARBANES-OXLEY ACT MAY MAKE IT MORE DIFFICULT FOR US TO RETAIN OR ATTRACT OFFICERS AND DIRECTORS, WHICH COULD INCREASE OUR OPERATING COSTS OR PREVENT US FROM BECOMING PROFITABLE.

The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was enacted in response to public concern regarding corporate accountability in the wake of a number of accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosure pursuant to applicable securities laws. The Sarbanes-Oxley Act applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act").

As a public company, we are required to comply with the Sarbanes-Oxley Act. Since the enactment of the Sarbanes-Oxley Act has resulted in the imposition of a series of rules and regulations by the SEC that increase the responsibilities and liabilities of directors and executive officers, the perceived increased personal risk associated with these changes may deter qualified individuals from accepting such roles. Consequently, it may be more difficult for us to attract and retain qualified persons to serve as our directors or executive officers, and we may need to incur additional operating costs. This could prevent us from becoming profitable.

ITEM 2. PROPERTIES

The administrative office of the Company is currently located at Suite 2020 (Scotia Place, Tower 1), 10060 Jasper Ave. Edmonton, AB, T5J 1V9. Pingify currently employs a shared corporate office space including a communal front-desk receptionist, secretarial services, telephone answering and mail delivery services. The facilities include large and small boardrooms and private offices available on an hourly or daily fee basis, secure mailboxes for physical address deliveries, and an overall professional corporate atmosphere. Rent costs $79.00 per month.

We consider our current principal office space arrangement adequate but plan to lease a larger office space upon hiring any full-time employees.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol PGFY. There has been no active trading of our stock on the OTC Bulletin Board.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language,type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended January 31, 2013.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated limited revenue to date.

We incurred operating expenses of $107,867 and $739 for the years ended January 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through January 31, 2013 was $108,606.

Cash provided by financing activities for the period from inception (January 24, 2012) through January 31, 2013 was $194,242, resulting from the sale of 25,100,000 shares of common stock issued to a director at $0.001 per share for $25,100 and 25,000,000 shares of common stock issued pursuant to a Registration Statement on Form S-1 at $0.005 for proceeds of $125,000 and net proceeds from shareholder loan of $44,142.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2013 was $80,649. Management believes our cash balance will be enough to fund operations for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Now that we have completed our offering, our specific business plan for the next twelve months is as follows:

Software application updates and changes to accommodate Beyond.com

PINGIFY - BETA 1 (COMPLETED)
     * This version will include application tie-in to the main server database
     * Implement multi-city search, allowing requests to search in multiple cities simultaneously
     *    Improving the look and feel of the application

PINGIFY - BEYOND.COM INTEGRATION (COMPLETED)
     * Full integration of Beyond.com job searches from the Pingify mobile app to servers that do the data processing

PINGIFY - BETA 2 (COMPLETED)
     *    Improve user experience based upon feedback

PINGIFY ITUNES CONNECT SUPPORT SITE (COMPLETED)
     *    Redesign of app support page
     *    Improve customer support and communications/updates to the customer

PINGIFY VERSION 2 APP SUBMISSION (COMPLETED)
     *    Submit improved and finalized version to iTunes
     * Ideal release will have Multi-city search, Beyond.com integration, Facebook and Twitter integration

PINGIFY - EBAY INTEGRATION (COMPLETE)
     * Integration is now complete. We have been accepted into the eBay Partnership Program. This gives Pingify International access to over 233 million users. As part of this program, Pingify receives $.06 - $.21 per click.

PINGIFY - EBAY CLASSIFIED SITE INTEGRATION (2 MONTHS TO COMPLETE)
     * This integration will provide Pingify users access to classified/for-sale items. This integration will help increase our user base which we can direct regular eBay and other integrated sites.

PINGIFY - HALF.COM INTEGRATION (3-4 MONTHS TO COMPLETE)
     * As an additional offering by eBay, Pingify will have access to the Half.com API that gives us access to millions of items for sale. Users will be directed to the Half.com site if a Ping matches their request. If a sale occurs then we receive 6%-14% of the sale price.

PINGIFY - MAGENTO INTEGRATION (6 MONTH TO COMPLETE)
     * Pingify will offer integration services and a product widget that would provide individual vendors the ability to promote their products to our users.

PINGIFY - AUTO TRADER INTEGRATION (6-8 MONTHS TO COMPLETE)
     * There are over 5000 dealerships that use the AutoTrader site to sell cars and other related items. We have been in a conversation with AutoTrade about integrating our technology into their site. The dealerships would be about to match their inventory of cars to the requests of our users. Our low-cost lead generation system will make it easier and more cost-effective to reach new customers as well as extremely transparent.

PINGIFY - X.COMMERCE INTEGRATION (3 MONTHS TO COMPLETE)
     * Since Pingify is an eBay Partner and Developer, we have access to the x.com API that allows us to create the necessary technology for vendors to access our users. Similar to the eBay program we receive payment for user clicks. We are also working on a closer relationship with x.com by assisting in driving vendors into their offering. Each new vendor provides additional revenue to both eBay and Pingify.

PINGIFY - 80 ELEMENTS ENTERTAINMENT ACQUISITION (1-2 MONTHS)
     * Pingify is in acquisition discussions with 80 Elements, a Vancouver based web and mobile development company with five years of progress and achievements. 80 Elements has established clients and contacts in the UK, LA and New York, delivering break through media delivery and data portability. Current projects include music applications through the cutting edge Drupal platform (an area of expertise) and mobile products to companies such as Warner Brothers and Dell.

BEGIN MARKETING AND SALES EFFORTS

TWO STAGE STRATEGY

With the release of the PINGIFY application, Pingify will build a database of consumer product demands. Once the database is built, we expect to be able to integrate with web sites and marketing companies to provide them the network to access these consumers directly with focused marketing campaigns.

STAGE 1 - DEVELOPING AN ONLINE USER BASE

We intend to release a new version by the end of May 2013 that will be integrated into eBay. As part of this integration we will receive approximately 10 cents per click. Our plan is to:

     * Support the application with an online marketing campaign through articles, blogs and social marketing as well as a launch of a Facebook embedded application and "free" version of the iPhone application
     *    Add additional Agents, (e.g. Auto Trader, Kijiji) to PINGIFY
     * Improve the functionality of the application based on user replies and responses
     *    Optimize the back-end servers.

STAGE 2 - DIRECT INTEGRATION WITH VENDORS

ONGOING SERVICE FEES

Once implemented, there will be 3 specific ongoing revenue streams associated with the BRANDED PINGS PRODUCT:

     1.   Pings (or Impressions)
     2.   Clicks (actual reads of the data)
     3.   Purchases

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

PURCHASES

The ultimate goal is to get the user to purchase an item. If the user purchases an item due the click-through on the Pingify system, then Pingify would charge the Vendor a fee of approximately 1% of the purchase value.

Based on raising $125,000 from our offering, we have budgeted the following amounts over the 12 months following the successful completion of this offering:

                 Proceeds from our Offering:          $125,000

                 Accounting                           $  8,000
                 Legal                                $  4,800
                 Advertising/Marketing                $ 12,000
                 SEC Filing related Costs             $  3,500
                 Insurance                            $  2,000
                 Server Cloud / Collocation           $ 16,000
                 Office Supplies                      $    500
                 Travel                               $  2,000
                 Rent                                 $    950
                 Telephone/Fax                        $    200
                 Development / Wages                  $ 48,000
                 Consultants                          $ 12,000
                 Management Fees                      $ 12,000
                 Dues/Subs/Licenses                   $  2,000
                 Working Capital                      $  1,050

These amounts may be adjusted based upon sales and revenue.

ITEM 8. FINANCIAL STATEMENTS

                      [LETTERHEAD OF DE JOYA GRIFFITH, LLC]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pingify International Inc

We have audited the accompanying balance sheets of Pingify International Inc (A Development Stage Company) (the "Company") as of January 31, 2013 and 2012 and the related statements of operations, stockholders' equity, and cash flows for the year ended January 31, 2013 and for the periods from inception (January 24, 2012) to January 31, 2012 and from inception (January 24, 2012) to January 31, 2013. Pingify International Inc management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pingify International Inc (A Development Stage Company) as of January 31, 2013 and 2012 and the result of its operations and its cash flows for the year ended January 31, 2013 and for the periods from inception (January 24, 2012) to January 31, 2012 and from inception (January 24, 2012) to January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith, LLC
------------------------------------
Henderson, Nevada
April 22, 2013

                           Pingify International, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                         As of January 31, 2013 and 2012
                                    (Audited)

                                                            January 31,          January 31,
                                                               2013                 2012
                                                            ----------           ----------
ASSETS:

Current assets:
  Cash and cash equivalents                                 $   80,649           $   25,076
  Advances                                                       5,000                   --
                                                            ----------           ----------
Total current assets                                            85,649               25,076
                                                            ----------           ----------

Total assets                                                $   85,649           $   25,076
                                                            ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable and accrued liabilities                  $       13           $      715
  Shareholder loans                                             44,142                   --
                                                            ----------           ----------
Total current liabilities                                       44,155                  715
                                                            ----------           ----------

Total liabilities                                               44,155                  715
                                                            ----------           ----------
Stockholders' equity:
  Common stock, $0.001 par value
   75,000,000 shares authorized
   50,100,000 and 25,100,000 shares outstanding                 50,100               25,100
  Additional paid in capital                                   100,000                   --
  Accumulated deficit during the development stage            (108,606)                (739)
                                                            ----------           ----------
Total stockholders' equity                                      41,494               24,361

                                                            ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   85,649           $   25,076
                                                            ==========           ==========

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                    (Audited)

                                                                        Inception              Inception
                                               Twelve months       (January 24, 2012)     (January 24, 2012)
                                                  ending                 through                through
                                                January 31,            January 31,            January 31,
                                                   2013                   2012                   2013
                                               ------------           ------------           ------------
EXPENSES:
  Research and development                     $     41,444           $         --           $     41,444
  Selling, general and administrative                54,423                    739                 55,162
  Management fees                                    12,000                     --                 12,000
                                               ------------           ------------           ------------
Total expenses                                      107,867                    739                108,606
                                               ------------           ------------           ------------

Net Loss                                       $   (107,867)          $       (739)          $   (108,606)
                                               ------------           ------------           ------------

Basic net loss per common share                $         --           $         --
                                               ============           ============
Shares used in computing basic net
 loss per common share                           27,695,628             25,100,000
                                               ============           ============

                           Pingify International, Inc.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICT)
           From Inception (January 24, 2012) through January 31, 2013
                                    (Audited)

                                                                                       Accumulated
                                                Common Stock           Additional    Deficit During        Total
                                         --------------------------     Paid in        Development     Stockholder's
                                           Shares          Amount       Capital           Stage           Equity
                                           ------          ------       -------           -----           ------
Balance, Inception (January 24, 2012)            --      $      --     $      --        $       --      $       --

Issuance of stock for cash at
 $0.001 per share                        25,100,000         25,100            --                --          25,100

Net loss for the year ended
 January 31, 2012                                                                             (739)           (739)
                                         ----------      ---------     ---------        ----------      ----------

Balance, January 31, 2012                25,100,000         25,100            --              (739)         24,361
                                         ----------      ---------     ---------        ----------      ----------
Issuance of stock for cash at
 $0.001 per share                        25,000,000         25,000       100,000                --         125,000

Net loss for the year ended
 January 31, 2013                                                                         (107,867)       (107,867)
                                         ----------      ---------     ---------        ----------      ----------

Balance, January 31, 2013                50,100,000      $  50,100     $ 100,000        $ (108,606)     $   41,494
                                         ==========      =========     =========        ==========      ==========

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Audited)

                                                                            Inception            Inception
                                                     Twelve months     (January 24, 2012)   (January 24, 2012)
                                                        ending               through              through
                                                      January 31,          January 31,          January 31,
                                                         2013                 2012                 2013
                                                      ----------           ----------           ----------
Cash flows from operating activities:
  Net loss                                            $ (107,867)          $     (739)          $ (108,606)
  Changes in operating assets and liabilities:                --
    Prepaid expenses and deposits                         (5,000)                  --               (5,000)
    Accounts payable                                        (702)                 715                   13
                                                      ----------           ----------           ----------
Net cash used by operating activities                   (113,569)                 (24)            (113,593)
                                                      ----------           ----------           ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                 125,000               25,100              150,100
  Proceeds from common stock payable                          --                   --                   --
  Proceeds from shareholder loan                          64,242                   --               64,242
  Repayments of loan                                     (20,100)                  --              (20,100)
                                                      ----------           ----------           ----------
Net cash provided by financing activities                169,142               25,100              194,242
                                                      ----------           ----------           ----------

Net change in cash                                    $   55,573           $   25,076           $   80,649

Cash, beginning of period                                 25,076                   --                   --
                                                      ----------           ----------           ----------

Cash, end of period                                   $   80,649           $   25,076           $   80,649
                                                      ==========           ==========           ==========
Supplemental disclosure of cash flow information:
  Interest paid                                       $       --           $       --           $       --
                                                      ==========           ==========           ==========
  Taxes paid                                          $       --           $       --           $       --
                                                      ==========           ==========           ==========

                           Pingify International, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)


1. ORGANIZATION AND BASIS OF PRESENTATION

Pingify International, Inc. (the "Company") was incorporated under the laws of the state of Nevada on January 24, 2012. The Company is a software technology start-up focused on the development of computer software solutions.

These financial statements and footnotes are prepared as per the generally accepted accounting principles in the United States of America. The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.

2. GOING CONCERN

During the period from inception (January 24, 2012) to January 31, 2013, the Company incurred a net loss of $108,606 and used net cash in the amount of $113,593 for operating activities. For the year ended January 31, 2013 the Company incurred a net loss of $107,867. The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock and ultimately to attain profitability. Management's plan, in this regard, is to raise capital through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

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

RESTRICTED CASH

The Company received $46,000 as restricted cash in escrow for subscriptions of shares from the Company's initial public offering as of October 31, 2012, subject to restrictions pending placement of the entire offering. As of January 31, 2013, the shares were fully subscribed, therefore the cash in the escrow account was released from restriction for funding of operations. As of January 31, 2013, there is no longer any restricted cash in escrow.

REVENUE RECOGNITION POLICY

The Company will recognize revenue once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the product or services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. The Company did not realize any revenues from Inception (January 24, 2012) through January 31, 2013.

SOFTWARE DEVELOPMENT COSTS

The Company applies the principles of ASC 985, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("ASC 985"). ASC 985 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the "tested working model" approach to establishing technological feasibility for its products. Under this approach, a product in development is not considered to have passed the technological feasibility milestone until the Company has produced a model of the product that contains essentially all the functionality and features of the final product and have tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a product; thus all software development costs have been expensed as incurred.

INCOME TAXES

The Company accounts for its income taxes in accordance with FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Because of the losses incurred since inception, the Company has not had any material federal or state income tax obligations.

DIVIDENDS

The payment of dividends by the Company in the future will be at the discretion of the Board of Directors and will depend on our earnings, capital requirements and financial condition, as well as other relevant factors. We do not intend to pay any cash dividends in the foreseeable future but intend to retain all earnings, if any, for use in our business.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of January 31, 2013.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

     * Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

     * Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

     * Level 3: Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying value of the Company's financial instruments, including cash, due to shareholders and accounts and other payables approximate their fair values due to the immediate or short-term maturity of these instruments. It is management's opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

NEW ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that are expected to have an effect on the Company's audited financial statements.

4. STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. There were 50,100,000 and 25,100,000 shares of common stock issued and outstanding as of January 31, 2013 and 2012.

In January 2012, the Company issued 25,100,000 shares of its $0.001 par value common stock to its founder at $0.001 per share for total cash proceeds of $25,100. The Company is using the proceeds from the sale of its common stock to cover the expenses of the initial public offering and for general working capital purposes.

The Company sold 25,000,000 shares of its $0.001 par value common stock for $.005 per share during the period from July 2012 to January 2013 respectively. The proceeds were held in an escrow account until the Company sold all 25,000,000 shares. The offering was completed on January 3, 2013 and the 25,000,000 shares were issued at that time.

5. ADVANCES

In January 2013, the Company paid $5,000 to a third party related to Depository Trust and Clearing Corporation ("DTC") advisory services. The Company classified the payment as an advance as the services were performed subsequent to January 31, 2013.

6. RELATED PARTY TRANSACTIONS

On April 12, 2012, the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months. From time to time, the majority shareholder, who is also President of the Company, advanced funds to the Company. As of January 31, 2013, the Company owed this individual $44,142. The shareholder loan is unsecured, non-interest bearing, and has no specific terms for repayment.

For the period from inception (January 24, 2012) to January 31, 2013, the Company paid $12,000 to the President for management fees. Additionally during this period, the Company paid $11,900 to an entity with 100% of the voting stock owned by the President for development services.

7. INCOME TAXES

At January 31, 2013 and 2012, the Company had a federal operating loss carryforward of $108,606 and $739, which begins to expire in 2032.

Components of net deferred tax assets, including a valuation allowance, are as follows at January 31, 2013 and 2012:

                                                   2013                2012
                                                 --------            --------
Deferred tax assets:
  Net operating loss carryforward                $108,606            $    739
                                                 --------            --------
      Total deferred tax assets                    38,012                 259
Less: Valuation allowance                         (38,012)               (259)
                                                 --------            --------
      Net deferred tax assets                    $     --            $     --
                                                 ========            ========

The valuation allowance for deferred tax assets as of January 31, 2013 and 2012 was $38,012 and $259, respectively, which will begin to expire 2032. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of January 31, 2013 and 2012 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at January 31, 2013 and 2012:

                                                     2013               2012
                                                    ------             ------
Federal statutory rate                               (35.0)%            (35.0)%
State taxes, net of federal benefit                   (0.00)%            (0.00)%
Change in valuation allowance                         35.0%              35.0%
                                                    ------             ------
Effective tax rate                                     0.0%               0.0%
                                                    ======             ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company are elected by the stockholders to a term of one year and serve until their successors are elected and qualified. Officers of the Company are appointed by the Board of Directors to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

  Name and Address                Age                       Position(s)
  ----------------                ---                       -----------

Jason Gray                        42       President, Secretary, Chief Executive
1707-9741 110th Street NW                  Officer, Director
Edmonton, AB
T5K 2V8  Canada

Vlad Milutin                      49       Treasurer, Chief Financial Officer,
3832 Sequoia Creek Court                   Director
San Jose, CA  95121

Panayota Baris                    55       Director
Averof 39
Argyroupoli, 16542, Greece

Mr. Gray and Mr. Mulitin have held their offices/positions since the inception of our Company and Ms. Baris joined the company in March 2012. All are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors named above are our only officers, directors, promoters and control persons.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

JASON GRAY has been President, CEO, Secretary and Director of Pingify International from January 2012 to the present. From 2009 to January 2012 Mr. Gray has been focusing his attention on the Mobile/Online Market and developing the code base that is now part of Pingify International. Mr. Gray worked as a full-time independent contractor for Deluxe Inc., a post production facility for film and television, as a senior systems administrator between February 2011 to January 2012. Mr. Gray worked for Luximation Films, an independent film production company, as an independent contractor providing system integration and backend server support from August 2009 to February 2011. From January 2003 to August 2009, Mr. Gray was the IT Manager for Bardel Entertainment. Mr. Gray has over 14 years experience in Operating System Management. Mr. Gray was awarded Computer World Laureate in 2006 for his work on iSCSI SAN infrastructures. Mr. Gray attended the University of Western Ontario and also obtained CCNA certification.

VLAD MILUTIN has been the Treasurer, CFO and Director of Pingify International from January 2012 to the present. From February 2012 to the current he has been Director of Strategic Partners for National and Regional Vars, SI's, Carriers, ODM's and Mobile Application ISV's for Good Technology. Responsibilities include recruiting, sales enablement and revenue productivity of strategic partners. From April 2011 to February 2012, Mr. Milutin was Director of Business Development of MobileIron, a Mobile Device Management company located in Mountain View, CA. From November 2010 to January 2012 he was assisting Jason Gray with the Pingify project. From November 2010 to April 2011, Mr. Milutin was an independent consultant to Cloud IaaS, located in Sacramento, CA. From February 2010 to October 2010, Mr. Milutin was Director of Sales and Market Development for Joyent Inc., a Cloud IaaS company located in San Francisco, CA. From May 2008 to February 2010, Mr. Milutin was Director of Business Development for Seagate Services, a Seagate Technology Cloud Back-up company located in Santa Clara, CA. From September 2007 to May 2008, Mr. Milutin was Director of Business Development and Sales for Nexsan Technology, a Hardware and Software Manufacturer of SAN and NAS Storage company located in Thousand Oaks, CA. From August 2006 to September 2007, Mr. Milutin was Western Regional Director of Sales for Hitachi Data System/Archivas, a Hardware and Software Manufacturer of Object Based Storage company located in Santa Clara, CA.

Mr. Milutin earned a Bachelor's Degree in Communication from Santa Clara University, in Santa Clara, California in June 1986.

PANAYOTA BARIS has been a Director of Pingify International from March 2012 to the present. From March 2008 to the present she has been self-employed in Aesthetics in Athens, Greece. From September 2004 through March 2008 she was head of Aesthetics at Divani Apollon Spa in Athens, Greece.

During the past ten years, Mr. Gray, Mr. Milutin and Ms. Baris have not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Gray, Mr. Milutin or Ms. Baris was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Gray, Mr. Milutin, or Ms. Baris' involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CORPORATE GOVERNANCE

We do not have a compensation committee and we do not have an audit committee financial expert. We do not have a compensation committee because our Board of Directors consists of three directors and we do not pay any compensation at this time. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive in the circumstances of our Company. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

CONFLICTS OF INTEREST

We are not aware of any conflicts of interest.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year     Salary   Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----     ------   -----      ------      ------     ------       --------      ------     ------
Jason Gray,     2013    $12,000      0         0            0          0             0            0          0
President,      2012          0      0         0            0          0             0            0          0
CEO, and
Director

Vlad Milutin,   2013          0      0         0            0          0             0            0          0
Treasurer,      2012          0      0         0            0          0             0            0          0
CFO and
Director

Panayota        2013          0      0         0            0          0             0            0          0
Baris,          2012          0      0         0            0          0             0            0          0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Jason          0              0              0           0           0           0            0           0            0
Gray

Vlad           0              0              0           0           0           0            0           0            0
Milutin

Panayota       0              0              0           0           0           0            0           0            0
Baris

                             DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

Jason Gray          0          0          0             0               0               0             0

Vlad Milutin        0          0          0             0               0               0             0

Panayota Baris      0          0          0             0               0               0             0

OPTION GRANTS. There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE. There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS. There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

COMPENSATION OF DIRECTORS

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

EMPLOYMENT AGREEMENTS

We do not have any employment agreements in place with Mr. Gray or Mr. Milutin.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our director, officer and key employee, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares.

 Name and Address                           No. of             Percentage
Of Beneficial Owner                         Shares            of Ownership
-------------------                         ------            ------------

Jason Gray                                25,100,000              50.1%
1707-9741 110th Street NW
Edmonton, AB  T5K 2V8

Vlad Milutin                                       0                 0%
3832 Sequoia Creek Ct.
San Jose, CA  95121

Panayota Baris                                     0                 0%
Averof 39
Argyroupoli, 16542, Greece

All Officers and
 Directors as a Group                     25,100,000              50.1%

The persons named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/her direct and indirect holdings in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 24, 2012 the Company issued a total of 25,100,000 shares of common stock to Mr. Gray for cash at $0.001 per share for a total of $25,100.

On February 10, 2012 Jason Gray assigned to Pingify International all his interest in the United States, Canada and in all other countries in and to, to the domains PINGIFY.COM and PINGIFY.NET and ALL RELATED PINGIFY SOFTWARE CODE and his invention relating to a Real Time Online Searching, as fully described and claimed in his United States provisional application for a patent for such invention, filed July 26, 2011, Serial No. 61/511,687, together with the entire right, title and interest in and to said applications, the right to claim priority therefrom under the International Convention, and any and all Letters Patent which may be issued or be re-issued for said invention to the full end of the term for which each said Letters Patent may be granted.

On April 12, 2012, the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months. From time to time, Mr. Gray, the majority shareholder and President of the Company, advanced funds to the Company. As of January 31, 2013, the Company owed Mr. Gray $44,142. The shareholder loan is unsecured, non-interest bearing, and has no specific terms for repayment.

For the period from inception (January 24, 2012) to January 31, 2013, the Company paid $12,000 to the President for management fees. Additionally during this period, the Company paid $11,900 to an entity with 100% of the voting stock owned by the President for development services.

We do not currently have any conflicts of interest by or among our current officers, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $9,750, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended January 31, 2013.

The total fees charged to the company for audit services, including quarterly reviews, were $Nil, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended January 31, 2012.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

 Exhibit
 Number                            Description
 ------                            -----------

   3(i)                 Articles of Incorporation*
   3(ii)                Bylaws*
  31.1                  Sec. 302 Certification of CEO
  31.2                  Sec. 302 Certification of CFO
  32.1                  Sec. 906 Certification of CEO
  32.2                  Sec. 906 Certification of CFO
  101                   Interactive Data Files pursuant to Regulation S-T**

----------
*    Included in our S-1 filing under Commission File Number 333-179505.
**   To Be Filed By Amendment

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 1, 2013                         Pingify International Inc., Registrant


                                    By: /s/ Jason Gray
                                       -----------------------------------------
                                       Jason Gray, President, Secretary,
                                       Chief Executive Officer and Director


                                    By: /s/ Vlad Milutin
                                       -----------------------------------------
                                       Vlad Milutin, Treasurer,
                                       Chief Financial Officer and
                                       Principal Accounting Officer and
                                       Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


/s/ Jason Gray                 Chief Executive Officer            May 1, 2013
------------------------       -----------------------            -----------
Jason Gray                             Title                         Date


/s/ Vlad Milutin               Chief Financial Officer            May 1, 2013
------------------------       -----------------------            -----------
Vlad Milutin                           Title                         Date


/s/ Vlad Milutin               Principal Accounting Officer       May 1, 2013
------------------------       ----------------------------       -----------
Vlad Milutin                           Title                         Date