Form 10-K/A
period 2013-01-31
PINGIFY INTERNATIONAL INC.
filed 2013-05-31
CIK 1540771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended January 31, 2013, filed with the Securities and Exchange Commission on May 1, 2013 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

 Exhibit
 Number                            Description
 ------                            -----------

   3(i)                 Articles of Incorporation *
   3(ii)                Bylaws *
  31.1                  Sec. 302 Certification of CEO **
  31.2                  Sec. 302 Certification of CFO **
  32.1                  Sec. 906 Certification of CEO **
  32.2                  Sec. 906 Certification of CFO **
  101                   Interactive Data Files pursuant to Regulation S-T

----------
*    Included in our S-1 filing under Commission File Number 333-179505.
**   Previously Filed

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 31, 2013                        Pingify International Inc., Registrant


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


/s/ Jason Gray                 Chief Executive Officer            May 31, 2013
------------------------       -----------------------            ------------
Jason Gray                             Title                         Date


/s/ Vlad Milutin               Chief Financial Officer            May 31, 2013
------------------------       -----------------------            ------------
Vlad Milutin                           Title                         Date


/s/ Vlad Milutin               Principal Accounting Officer       May 31, 2013
------------------------       ----------------------------       ------------
Vlad Milutin                           Title                         Date