Form 10-Q
period 2013-04-30
PINGIFY INTERNATIONAL INC.
filed 2013-06-14
CIK 1540771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,100,000 shares as of June 12, 2013

ITEM 1. FINANCIAL STATEMENTS

                           Pingify International, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                   April 30, 2013      January 31, 2013
                                                                   --------------      ----------------
                                                                     (Unaudited)           (Audited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                          $   43,531           $   80,649
  Prepaid expenses                                                           --                5,000
                                                                     ----------           ----------
Total current assets                                                     43,531               85,649
                                                                     ----------           ----------

      TOTAL ASSETS                                                   $   43,531           $   85,649
                                                                     ==========           ==========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                           $      513           $       13
  Shareholder loan                                                       44,142               44,142
                                                                     ----------           ----------
Total current liabilities                                                44,655               44,155
                                                                     ----------           ----------

      TOTAL LIABILITIES                                                  44,655               44,155
                                                                     ----------           ----------

Stockholders' equity (deficit):
  Common stock, $0.001 par value
    75,000,000 shares authorized
    50,100,000 shares issued and outstanding                             50,100           $   50,100
  Additional paid-in capital                                            100,000              100,000
  Deficit accumulated during the development stage                     (151,224)           (108,606)
                                                                     ----------           ----------
Total stockholders' equity (deficit)                                     (1,124)              41,494
                                                                     ----------           ----------

      Total liabilities and stockholders' equity (deficit)           $   43,531           $   85,649
                                                                     ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             Inception
                                                             Three Months           Three Months          January 24, 2012
                                                                ending                 ending                through
                                                            April 30, 2013         April 30, 2012         April 30, 2013
                                                            --------------         --------------         --------------
EXPENSES:
  Research and development                                   $         --           $      9,408           $     32,544
  Reseach and development - related party                           3,000                     --                 14,900
  Selling, general and administrative                              38,618                 16,388                 90,780
  Management fees                                                   1,000                     --                 13,000
                                                             ------------           ------------           ------------
Total expenses                                                     42,618                 25,796                151,224
                                                             ------------           ------------           ------------

Net Loss                                                     $    (42,618)          $    (25,796)          $   (151,224)
                                                             ============           ============           ============

Basic net loss per common share                              $         --           $         --
                                                             ============           ============

Shares used in computing basic net loss per common share       50,100,000             25,100,000
                                                             ============           ============


    The accompanying notes are an integral part of these financial statements

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Inception
                                                           Three Months          Three Months        January 24, 2012
                                                              ending                ending              through
                                                          April 30, 2013        April 30, 2012       April 30, 2013
                                                          --------------        --------------       --------------
Cash flows from operating activities:
  Net loss                                                   $ (42,618)            $ (25,796)           $(151,224)
  Changes in operating assets and liabilities:
    Prepaid Expenses                                             5,000                    --                   --
    Accounts Payable                                               500                   145                  513
                                                             ---------             ---------            ---------
          Net cash used by operating activities                (37,118)              (25,651)            (150,711)
                                                             ---------             ---------            ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                            --                    --              150,100
  Proceeds from shareholder loan                                    --                   600               64,242
  Repayments of loan                                                --                    --              (20,100)
                                                             ---------             ---------            ---------
          Net cash provided by financing activities                 --                   600              194,242
                                                             ---------             ---------            ---------

Net change in cash                                             (37,118)              (25,051)              43,531
                                                             ---------             ---------            ---------

Cash, beginning of period                                       80,649                25,076                   --
                                                             ---------             ---------            ---------

Cash, end of period                                          $  43,531             $      25            $  43,531
                                                             =========             =========            =========
Supplemental disclosure of cash flow information:
  Interest paid                                              $      --             $      --            $      --
                                                             =========             =========            =========

  Taxes paid                                                 $      --             $      --            $      --
                                                             =========             =========            =========


    The accompanying notes are an integral part of these financial statements

                           Pingify International, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

2. GOING CONCERN

During the period from inception (January 24, 2012) to April 30, 2013, the Company incurred an accumulated deficit of $151,224 and used net cash in the amount of $150,711 for operating activities. For the quarter ended April 30, 2013 the Company incurred a net loss of $42,618. The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

RESTRICTED CASH

The Company received $46,000 as restricted cash in escrow for subscriptions of shares from the Company's initial public offering as of October 31, 2012, subject to restrictions pending placement of the entire offering. As of January 31, 2013, the shares were fully subscribed, therefore the cash in the escrow account was released from restriction for funding of operations. As of April 30, 2013, there is no longer any restricted cash in escrow.

REVENUE RECOGNITION POLICY

The Company will recognize revenue once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the product or services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. The Company did not realize any revenues from Inception (January 24, 2012) through April 30, 2013.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of April 30, 2013.

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

4. STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. There were 50,100,000 shares of common stock issued and outstanding as of April 30, 2013 and January 31, 2013.

In January 2012, the Company issued 25,100,000 shares of its $0.001 par value common stock to its founder at $0.001 per share for total cash proceeds of $25,100. The Company is using the proceeds from the sale of its common stock to cover the expenses of the initial public offering and for general working capital purposes.

The Company sold 25,000,000 shares of its $0.001 par value common stock for $.005 per share during the period from July 2012 to January 2013, respectively. The proceeds were held in an escrow account until the Company sold all 25,000,000 shares. The offering was completed on January 3, 2013 and the 25,000,000 shares were issued at that time.

5. PREPAID EXPENSES

In January 2013, the Company paid $5,000 to a third party related to Depository Trust and Clearing Corporation ("DTC") advisory services. This payment was classified as a prepaid expense as of January 31, 2013. As the services were performed in the quarter ended April 30, 2013, the Company reclassified the payment as an expense in that period.

6. RELATED PARTY TRANSACTIONS

On April 12, 2012, the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months. From time to time, the majority shareholder, who is also President of the Company, advanced funds to the Company. As of April 30, 2013 and January 31, 2013, the Company owed this individual $44,142. The shareholder loan is unsecured, non-interest bearing, and has no specific terms for repayment.

For the period from inception (January 24, 2012) to April 30, 2013, the Company paid $13,000 to the President for management fees. Additionally during this period, the Company paid $14,900 to an entity with 100% of the voting stock owned by the President for development services.

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

We incurred operating expenses of $151,224 for the period from inception (January 24, 2012) through April 30, 2013. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss for the three months ended April 30, 2013 was $42,618 with no revenues. Our net loss for the three months ended April 30, 2012 was $25,796 with no revenues. Our net loss from inception (January 24, 2012) through April 30, 2013 was $151,224.

As of April 30, 2013, there is a total of $44,142 in a note payable that is owed by the Company to an officer and director. The note is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended April 30, 2013 was $194,242. This amount is comprised of $25,100 resulting from the sale of 25,100,000 shares of common stock to Mr. Gray, an officer and director, for cash at $0.001 per share, the $44,142 note payable that is owed by the Company to an officer and director, and $125,000 in common stock payable for 25,000,000 shares of common stock at $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

We had $43,531 in cash at April 30, 2013. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we have adequate revenue, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to April 30, 2013.

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

STAGE 1 - DEVELOPING AN ONLINE USER BASE

As of March 8, 2012 the PINGIFY application became available in the iTunes store in both Canada and the US. This version focuses solely on Craigslist, the world's largest free bulletin board website. Our plan is to:

     * Support the application with an online marketing campaign through articles, blogs and social marketing as well as a launch of a Facebook embedded application and "free" version of the iPhone application
     * Add additional Agents, (e.g. Beyond.com, Auto Trader, Kijiji, eBay) to PINGIFY
     * Improve the functionality of the application based on user replies and responses
     *    Optimize the back-end servers.

STAGE 2 - DIRECT INTEGRATION WITH VENDORS
ONGOING SERVICE FEES

Once implemented, there will be 3 specific ongoing revenue streams associated with the BRANDED PINGS PRODUCT:

     *    Pings (or Impressions)
     *    Clicks (actual reads of the data)
     *    Purchases

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

Based on raising $125,000 from our offering, we have budgeted the following amounts over the 12 months following the successful completion of our offering:

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                  Pingify International Inc.
                                  Registrant


Date June 12, 2013                By: /s/ Jason Gray
                                      ------------------------------------------
                                      Jason Gray, President, Secretary,
                                      Chief Executive Officer and Director


                                  By: /s/ Vlad Milutin
                                      ------------------------------------------
                                      Vlad Milutin, Treasurer,
                                      Chief Financial Officer and
                                      Principal Accounting Officer and
                                      Director