Form 10-Q
period 2013-07-31
PINGIFY INTERNATIONAL INC.
filed 2013-09-16
CIK 1540771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,100,000 shares as of September 16, 2013

ITEM 1. FINANCIAL STATEMENTS

                           Pingify International, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                             July 31, 2013       January 31, 2012
                                                             -------------       ----------------
ASSETS:

Current assets:
  Cash and cash equivalents                                   $    7,075           $   80,649
  Prepaid expenses                                                12,500                5,000
                                                              ----------           ----------
Total current assets                                              19,575               85,649
                                                              ----------           ----------

Total assets                                                  $   19,575           $   85,649
                                                              ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Accounts payable and accrued liabilities                    $      750           $       13
  Shareholder loan                                                44,142               44,142
                                                              ----------           ----------
Total current liabilities                                         44,892               44,155
                                                              ----------           ----------

Total liabilities                                                 44,892               44,155
                                                              ----------           ----------
Stockholders' equity (deficit):
  Common stock, $0.001 par value
   75,000,000 shares authorized
   50,100,000 shares issued and outstanding                       50,100               50,100
  Additional paid in capital                                     100,000              100,000
  Accumulated deficit during the development stage              (175,417)            (108,606)
                                                              ----------           ----------
Total stockholders' equity (deficit)                             (25,317)              41,494
                                                              ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   19,575           $   85,649
                                                              ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Inception
                                             Three months    Three months     Six months      Six months   (January 24, 2012)
                                                ending          ending          ending          ending          through
                                            July 31, 2013   July 31, 2012   July 31, 2013   July 31, 2012    July 31, 2013
                                            -------------   -------------   -------------   -------------    -------------
EXPENSES:
  Research and development                   $      9,570    $     10,526    $      9,570    $     19,934     $     42,114
  Research and development - related party             --              --           3,000              --           14,900
  Selling, general and administrative              14,622          11,015          53,241          24,403          105,403
  Management fees                                      --           4,000           1,000           7,000           13,000
                                             ------------    ------------    ------------    ------------     ------------
Total expenses                                     24,192          25,541          66,811          51,337          175,417
                                             ------------    ------------    ------------    ------------     ------------

Net Loss                                     $    (24,192)   $    (25,541)   $    (66,811)   $    (51,337)    $   (175,417)
                                             ============    ============    ============    ============     ============

Basic net loss per common share              $         --    $         --    $         --    $         --
                                             ============    ============    ============    ============
Weighted average number of common shares
 outstanding - Basic                           50,100,000      25,100,000      50,100,000      25,100,000
                                             ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Inception
                                                         Six months           Six months        (January 24, 2012)
                                                           ending               ending               through
                                                       July 31, 2013        July 31, 2012         July 31, 2013
                                                       -------------        -------------         -------------
Cash flows from operating activities:
  Net loss                                              $  (66,811)          $  (51,337)           $ (175,417)
  Changes in operating assets and liabilities:
   Prepaid expenses                                         (7,500)                  --               (12,500)
   Accounts payable                                            737                5,564                   750
                                                        ----------           ----------            ----------
Net cash used by operating activities                      (73,574)             (45,773)             (187,167)
                                                        ----------           ----------            ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                        --               24,000               150,100
  Proceeds from shareholder loan                                --               25,712                64,242
  Repayments of loan                                            --                   --               (20,100)
                                                        ----------           ----------            ----------
Net cash provided by financing activities                       --               49,712               194,242
                                                        ----------           ----------            ----------
Net change in cash                                         (73,574)               3,939                 7,075
                                                        ----------           ----------            ----------

Cash, beginning of period                                   80,649               25,076                    --
                                                        ----------           ----------            ----------

Cash, end of period                                     $    7,075           $   29,015            $    7,075
                                                        ==========           ==========            ==========
Supplemental disclosure of cash flow information:
  Interest paid                                         $       --           $       --            $       --
                                                        ==========           ==========            ==========
  Taxes paid                                            $       --           $       --            $       --
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

2. GOING CONCERN

During the period from inception (January 24, 2012) to July 31, 2013, the Company incurred an accumulated deficit of $175,417 and used net cash in the amount of $187,167 for operating activities. For the quarter ended July 31, 2013, the Company incurred a net loss of $24,192. The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

RESTRICTED CASH

The Company received $46,000 as restricted cash in escrow for subscriptions of shares from the Company's initial public offering as of October 31, 2012, subject to restrictions pending placement of the entire offering. As of January 31, 2013, the shares were fully subscribed, therefore the cash in the escrow account was released from restriction for funding of operations. As of July 31, 2013, there is no longer any restricted cash in escrow.

REVENUE RECOGNITION POLICY

The Company will recognize revenue once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the product or services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. The Company did not realize any revenues from Inception (January 24, 2012) through July 31, 2013.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of July 31, 2013.

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

4. STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. There were 50,100,000 shares of common stock issued and outstanding as of July 31, 2013 and January 31, 2013.

In January 2012, the Company issued 25,100,000 shares of its $0.001 par value common stock to its founder at $0.001 per share for total cash proceeds of $25,100. The Company used the proceeds from the sale of its common stock to cover the expenses of the initial public offering and for general working capital purposes.

The Company sold 25,000,000 shares of its $0.001 par value common stock for $.005 per share during the period from July 2012 to January 2013, respectively. The proceeds were held in an escrow account until the Company sold all 25,000,000 shares. The offering was completed on January 3, 2013 and the 25,000,000 shares were issued at that time.

5. PREPAID EXPENSES

In July 2013, the Company paid $12,500 to a third party related to investor relations advisory services. The Company classified the payment as a prepaid expense as the services were performed subsequent to July 31, 2013.

6. RELATED PARTY TRANSACTIONS

On April 12, 2012, the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months. From time to time, the majority shareholder, who is also President of the Company, advanced funds to the Company. As of July 31, 2013 and January 31, 2013, the Company owed this individual $44,142. The shareholder loan is unsecured, non-interest bearing, and has no specific terms for repayment.

For the period from inception (January 24, 2012) to July 31, 2013, the Company paid $13,000 to the President for management fees. Additionally during this period, the Company paid $14,900 to an entity with 100% of the voting stock owned by the President for development services.

7. SUBSEQUENT EVENTS

On August 17, 2013, the Company entered into letter of intent to acquire 80 Elements Entertainment Inc. ("80 Elements") for approximately 940,000 in restricted common shares, issued from treasury. 80 Elements is a privately-held Vancouver, British Columbia-based company engaged in the design and development of custom applications and games for mobile and web-based technology devices such as smart phones and tablets. The proposed acquisition is subject to customary closing conditions. The transaction may be terminated by either party if a definitive agreement is not entered into by September 17, 2013.

In connection with the letter of intent to acquire 80 Elements the Company entered into a consulting agreement with the founder of 80 Elements, subject to certain terms and conditions regarding minimum revenue attainment.

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

We incurred operating expenses of $175,417 for the period from inception (January 24, 2012) through July 31, 2013. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss for the three months ended July 31, 2013 was $24,192 with no revenues. Our net loss for the three months ended July 31, 2012 was $25,541 with no revenues. Our net loss for the six months ended July 31, 2013 was $66,811 with no revenues. Our net loss for the six months ended July 31, 2012 was $51,337 with no revenues. Our net loss from inception (January 24, 2012) through July 31, 2013 was $175,417.

As of July 31, 2013, there is a total of $44,142 in a note payable that is owed by the Company to an officer and director. The note is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended July 31, 2013 was $194,242. This amount is comprised of $25,100 resulting from the sale of 25,100,000 shares of common stock to Mr. Gray, an officer and director, for cash at $0.001 per share, the $44,142 note payable that is owed by the Company to an officer and director, and $125,000 in common stock sold for 25,000,000 shares of common stock at $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

We had $7,075 in cash at July 31, 2013 with $12,500 in prepaid expenses. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we have adequate revenue, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to July 31, 2013.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                    Pingify International Inc.
                                    Registrant


Date September 16, 2013             By: /s/ Jason Gray
                                        ----------------------------------------
                                        Jason Gray, President, Secretary,
                                        Chief Executive Officer and Director


Date September 16, 2013             By: /s/ Vlad Milutin
                                        ----------------------------------------
                                        Vlad Milutin, Treasurer,
                                        Chief Financial Officer and
                                        Principal Accounting Officer and
                                        Director