Form 10-Q
period 2013-10-31
PINGIFY INTERNATIONAL INC.
filed 2013-12-16
CIK 1540771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,100,000 shares as of December 13, 2013

ITEM 1. FINANCIAL STATEMENTS

                           Pingify International, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                           October 31, 2013       January 31, 2013
                                                           ----------------       ----------------
ASSETS:

Current assets:
  Cash and cash equivalents                                   $      300             $   80,649
  Prepaid expenses                                                    --                  5,000
                                                              ----------             ----------
Total current assets                                                 300                 85,649
                                                              ----------             ----------

Total assets                                                  $      300             $   85,649
                                                              ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Accounts payable and accrued liabilities                    $    8,434             $       13
  Shareholder loan                                                44,142                 44,142
                                                              ----------             ----------
Total current liabilities                                         52,576                 44,155
                                                              ----------             ----------

Total liabilities                                                 52,576                 44,155
                                                              ----------             ----------
Stockholders' equity (deficit):
  Common stock, $0.001 par value
   75,000,000 shares authorized
   50,100,000 shares issued and outstanding                       50,100                 50,100
  Additional paid in capital                                     100,000                100,000
  Accumulated deficit during the development stage              (202,376)              (108,606)
                                                              ----------             ----------
Total stockholders' equity (deficit)                             (52,276)                41,494
                                                              ----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $      300             $   85,649
                                                              ==========             ==========


   The accompanying notes are an integral part of these financial statements.

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             Inception
                                             Three months    Three months    Nine months    Nine months   (January 24, 2012)
                                                ending          ending         ending          ending         through
                                              October 31,     October 31,    October 31,     October 31,     October 31,
                                                 2013            2012           2013            2012            2013
                                             ------------    ------------   ------------    ------------    ------------
EXPENSES:
  Research and development                   $      4,950    $     10,704   $     14,520    $     30,638    $     47,064
  Research and development - related party             --              --          3,000              --          14,900
  Selling, general and administrative              22,010          12,741         75,250          37,144         127,412
  Management fees                                      --           3,000          1,000          10,000          13,000
                                             ------------    ------------   ------------    ------------    ------------
Total expenses                                     26,960          26,445         93,770          77,782         202,376
                                             ------------    ------------   ------------    ------------    ------------

Net loss                                     $    (26,960)   $    (26,445)  $    (93,770)   $    (77,782)   $   (202,376)
                                             ============    ============   ============    ============    ============

Basic net loss per common share              $         --    $         --   $         --    $         --
                                             ============    ============   ============    ============
Weighted average number of common
 shares outstanding - Basic                    50,100,000      25,100,000     50,100,000      25,100,000
                                             ============    ============   ============    ============


   The accompanying notes are an integral part of these financial statements.

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Inception
                                                      Nine months         Nine months        (January 24, 2012)
                                                        ending               ending              through
                                                      October 31,          October 31,          October 31,
                                                         2013                 2012                 2013
                                                      ----------           ----------           ----------
Cash flows from operating activities:
  Net loss                                            $  (93,770)          $  (51,337)          $ (202,376)
  Changes in operating assets and liabilities:
    Prepaid expenses                                       5,000                   --                   --
    Accounts payable                                       8,421                5,564                8,434
                                                      ----------           ----------           ----------
Net cash used by operating activities                    (80,349)             (45,773)            (193,942)
                                                      ----------           ----------           ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      --               24,000              150,100
  Proceeds from shareholder loan                              --               25,712               64,242
  Repayments of loan                                          --                   --              (20,100)
                                                      ----------           ----------           ----------
Net cash provided by financing activities                     --               49,712              194,242
                                                      ----------           ----------           ----------

Net change in cash                                       (80,349)               3,939                  300
                                                      ----------           ----------           ----------

Cash, beginning of period                                 80,649               25,076           $       --
                                                      ----------           ----------           ----------

Cash, end of period                                   $      300           $   29,015           $      300
                                                      ==========           ==========           ==========
Supplemental disclosure of cash flow information:
  Interest paid                                       $       --           $       --           $       --
                                                      ==========           ==========           ==========
  Taxes paid                                          $       --           $       --           $       --
                                                      ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

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

2. GOING CONCERN

During the period from inception (January 24, 2012) to October 31, 2013, the Company incurred an accumulated deficit of $202,376 and used net cash in the amount of $193,942 for operating activities. For the quarter ended October 31, 2013, the Company incurred a net loss of $26,960. The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

RESTRICTED CASH

The Company received $46,000 as restricted cash in escrow for subscriptions of shares from the Company's initial public offering as of October 31, 2012, subject to restrictions pending placement of the entire offering. As of January 31, 2013, the shares were fully subscribed, therefore the cash in the escrow account was released from restriction for funding of operations. As of October 31, 2013, there is no longer any restricted cash in escrow.

REVENUE RECOGNITION POLICY

The Company will recognize revenue once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the product or services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. The Company did not realize any revenues from Inception (January 24, 2012) through October 31, 2013.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of October 31, 2013.

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

4. STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. There were 50,100,000 shares of common stock issued and outstanding as of October 31, 2013 and January 31, 2013.

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

5. PREPAID EXPENSES

In July 2013, the Company paid $12,500 to a third party related to investor relations advisory services. The Company classified the payment as an advance as the services were performed subsequent to July 31, 2013. The services were completed during the quarter ended October 31, 2013.

6. RELATED PARTY TRANSACTIONS

On April 12, 2012, the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months. From time to time, the majority shareholder, who is also President of the Company, advanced funds to the Company. As of October 31, 2013 and January 31, 2013, the Company owed this individual $44,142. The shareholder loan is unsecured, non-interest bearing, and has no specific terms for repayment.

For the period from inception (January 24, 2012) to October 31, 2013, the Company paid $13,000 to the President for management fees. Additionally during this period, the Company paid $14,900 to an entity with 100% of the voting stock owned by the President for development services.

7. SUBSEQUENT EVENTS

As of October 31, 2013, the Company has not entered into a definitive agreement to acquire 80 Elements Entertainment Inc. ("80 Elements") and the original letter of intent has expired.

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

We incurred operating expenses of $202,376 for the period from inception (January 24, 2012) through October 31, 2013. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss for the three months ended October 31, 2013 was $26,960 with no revenues. Our net loss for the three months ended October 31, 2012 was $26,445 with no revenues. Our net loss for the nine months ended October 31, 2013 was $93,770 with no revenues. Our net loss for the nine months ended October 31, 2012 was $77,782 with no revenues. Our net loss from inception (January 24, 2012) through October 31, 2013 was $202,376.

As of October 31, 2013, there is a total of $44,142 in a note payable that is owed by the Company to an officer and director. The note is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended October 31, 2013 was $194,242. This amount is comprised of $25,100 resulting from the sale of 25,100,000 shares of common stock to Mr. Gray, an officer and director, for cash at $0.001 per share, the $44,142 note payable that is owed by the Company to an officer and director, and $125,000 in common stock for 25,000,000 shares of common stock sold at $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

We had $300 in cash at October 31, 2013. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we have adequate revenue, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to October 31, 2013.

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

Pingify - 80 Elements Entertainment Acquisition (1-2 months)
     * Though the LOI has expired Pingify is still in acquisition discussions with 80 Elements, a Vancouver based web and mobile development company with five years of progress and achievements. 80 Elements has established clients and contacts in the UK, LA and New York, delivering break through media delivery and data portability. Current projects include music applications through the cutting edge Drupal platform (an area of expertise) and mobile products to companies such as Warner Brothers and Dell.

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

CLICKS

Clicks are considered valid when the user is sent back to the client's network and where the Ping is read, but not acted on. The marketplace values the cost per click at $0.065, based upon $0.10 per click from eBay and $.05 from Beyond.com.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                    Pingify International Inc.
                                    Registrant


Date  December 16, 2013             By: /s/ Jason Gray
                                        ----------------------------------------
                                        Jason Gray, President, Secretary,
                                        Chief Executive Officer and Director


                                    By: /s/ Vlad Milutin
                                        ----------------------------------------
                                        Vlad Milutin, Treasurer,
                                        Chief Financial Officer and
                                        Principal Accounting Officer and
                                        Director