Form 10-K
period 2014-01-31
PINGIFY INTERNATIONAL INC.
filed 2014-04-30
CIK 1540771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 28, 2014, the registrant had 50,100,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 28, 2014.

                           PINGIFY INTERNATIONAL INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       10
Item 2.  Properties                                                         15
Item 3.  Legal Proceedings                                                  16
Item 4.  Mine Safety Disclosures                                            16

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  16
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              18
Item 8.  Financial Statements                                               22
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           32
Item 9A. Controls and Procedures                                            32

                                    Part III

Item 10. Directors and Executive Officers and Corporate Governance          33
Item 11. Executive Compensation                                             35
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    37
Item 13. Certain Relationships and Related Transactions                     37
Item 14. Principal Accounting Fees and Services                             38

                                     Part IV

Item 15. Exhibits                                                           39

Signatures                                                                  39

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

We own our domain name www.PINGIFY.COM. We currently have less than $10 in revenues from the sale of our app and no lead-generation payments from our partners ("Agents"). As of March 8, 2012, the application became available and we anticipate lead-generation revenues to begin after sufficient capital has been raised. Currently, our President devotes approximately 40 hours a week to the business of the Company. Vlad Milutin, our Treasurer, is devoting approximately 10 hours per week.

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

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. There were 50,100,000 shares of common stock issued and outstanding as of January 31, 2014.

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

As noted, the PINGIFY application is designed to allow users to create, edit or delete "REQUESTS". The full sales cycle (from a consumer perspective) with the PINGIFY system will be as follows:

     1) A REQUEST is a fillable form with a series of filters set by the user. These filters can be set "on-the-fly" from the mobile device.
     2) This REQUEST is then compared to the database which houses all of the Vendor's product offerings.
     3) If new data has appeared in the system that matches the REQUEST, a PING is delivered to the user.
     4) The PING contains a brief description of the specific product the user has requested.
     5) If the brief description is of interest, the user can then "click through" the PING to be linked back to a mobile version of the Vendor's eCommerce site to get more detail on the offering.
     6)   The user then has the option to purchase the new item.

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

MARKETING

We plan on targeting the classified market (Craigslist, Kijiji, eBay Classifieds). People would be able to use our application to get notified on items they are looking for on Craigslist. We also plan to pitch the technology to leading auto classified sites.

We believe Pingify is positioned to take a central role in contextual and targeted notifications. The goal is to create a large user base and integrate with key vendors. We expect to integrate 4 vendors over the 12 months following completion of funding and 12 vendors in the following 24 months.

KEY GROWTH / VALUE CREATION

     1) To grow our user base to 100,000 in 12 months bringing value to the vendor (user base = qualified leads = sales)
     2) By integrating with key vendors, Pingify plans to increase user retention and conversion rates, thereby monetizing "Pings"
     3) We believe growing the user base and capitalizing on vendor adoption will establish a market demand for "Pings". This will result in a higher valuation for Pingify.

MARKETING - USER AND VENDOR ACQUISITION

The following are the specific steps of our online marketing strategy to attract a larger user base:

     1)   Integration with web site, email marketing infrastructure
     2)   Branded Pings (For Vendor Integration)
     3) Facebook App / Pingify Lite - designed to compel sales for full application

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

There has been no revenue generated from the Beyond.com Agreement as of January 31, 2014.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business, we have spent $58,964 on research and development activities to date. We plan to spend funds on research and development activities in the future development of our software, integration and services.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as work is done solely on a contractual basis. These contractors include programmers, sale & marketing experts and website developers. Jason Gray, our President and Vlad Mulutin our Treasurer, currently provide their services on a consultant basis. At this time, they are responsible for all aspects of our business. During the year ended January 31, 2014 we paid Mr. Gray $1,000 in management fees, compared with $12,000 during the year ended January 31, 2013. We plan to hire an employee on a contractual basis in the near future to help manage and assist clients with the usage of the app and our services. We have also allocated from the proceeds $48,000 for Development (Programmers) and $12,000 for Advertising/Marketing (Sales & Marketing).

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

ITEM 1A. RISK FACTORS

THE COMPANY HAS LIMITED OPERATING HISTORY AND WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT.

Because the Company has a limited operating history upon which an evaluation of its prospects can be based, its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks the Company must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the Pingify SaaS (software as a service). The Company's auditors have expressed a going concern qualification in their independent auditor's report to the Company relating to the Company's audited financial statements for the year ended January 31, 2014.

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

We were incorporated on January 24, 2012 and we have realized less than $10 in revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues through sales of our software products and services.

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

KEY MANAGEMENT/CONSULTANT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS.

Because we are entirely dependent on the efforts of our two Directors and two Officers, their departure or the loss of other key Consultant personnel in the future could have a material adverse effect on our business. We do not maintain key person life insurance on our officers or directors.

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

MANAGEMENT'S ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY MAY BE SLOWER THAN EXPECTED AND WE MAY BE UNABLE TO GENERATE A PROFIT.

Our growth strategy is subject to significant risks which you should carefully consider before purchasing our shares.

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

Since inception on January 24, 2012 to January 31, 2014, we have spent a total of $209,870 on expenses. We have generated less than $10 in revenue from business operations. All proceeds currently held by us are the result of sales of common stock.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

THERE IS UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report for the year ended January 31, 2014, our auditors have expressed an opinion that doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment. Because we have been issued an opinion by our auditor that doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended January 31, 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated limited revenue to date.

We incurred operating expenses of $ 101,264 and $107,867 for the years ended January 31, 2014 and 2013, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through January 31, 2014 was $209,870.

Cash provided by the sale of common stock for the period from inception (January 24, 2012) through January 31, 2014 was $150,000, resulting from the sale of 25,100,000 shares of common stock issued to a director at $0.001 per share for $25,100 and 25,000,000 shares of common stock issued pursuant to a Registration Statement on Form S-1 at $0.005 for proceeds of $125,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2014 was $2,209. Management believes our cash balance will be enough to fund operations for the next twelve months.

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

PURCHASES

The ultimate goal is to get the user to purchase an item. If the user purchases an item due to the click-through on the Pingify system, then Pingify would charge the Vendor a fee of approximately 1% of the purchase value.

ITEM 8. FINANCIAL STATEMENTS

                      [LETTERHEAD OF DE JOYA GRIFFITH, LLC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pingify International, Inc.

We have audited the accompanying balance sheets of Pingify International, Inc. (A Development Stage Company) as of January 31, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (January 24, 2012) to January 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pingify International, Inc., (A Development Stage Company) as of January 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended and from inception (January 24, 2012) to January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith, LLC
----------------------------------
Henderson, Nevada
April 28, 2014



                             Corporate Headquarters:
                              De Joya Griffith, LLC
                 2580 Anthem Village Drive, Henderson, NV 89052
                    Phone: (702) 563-1600 Fax: (702) 920-8049

                           Pingify International, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                     Audited

                                                         January 31, 2014        January 31, 2013
                                                         ----------------        ----------------
ASSETS:

Current assets:
  Cash and cash equivalents                                 $    2,209              $   80,649
  Restricted cash in escrow                                         --                   5,000
                                                            ----------              ----------
      Total current assets                                       2,209                  85,649
                                                            ----------              ----------

      Total assets                                          $    2,209              $   85,649
                                                            ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Accounts payable and accrued liabilities                  $    8,420              $       13
  Shareholder loans                                             53,559                  44,142
                                                            ----------              ----------
      Total current liabilities                                 61,979                  44,155
                                                            ----------              ----------
      Total liabilities                                         61,979                  44,155
                                                            ----------              ----------
Stockholders' equity (deficit):
  Common stock, $0.001 par value
   75,000,000 shares authorized
   50,100,000 shares outstanding                                50,100                  50,100
  Additional paid in capital                                   100,000                 100,000
  Accumulated deficit during the development stage            (209,870)               (108,606)
                                                            ----------              ----------
      Total stockholders' equity (deficit)                     (59,770)                 41,494
                                                            ----------              ----------

      Total liabilities and stockholders' equity (deficit)  $    2,209              $   85,649
                                                            ==========              ==========


   The accompanying notes are an integral part of these financial statements.

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                     Audited

                                                                                                           Inception
                                                             Twelve months          Twelve months      (January 24, 2012)
                                                                ending                 ending                through
                                                           January 31, 2014       January 31, 2013      January 31, 2014
                                                           ----------------       ----------------      ----------------
EXPENSES:
  Research and development                                   $     14,520           $     41,444          $     55,964
  Research and development - related party                          3,000                     --                 3,000
  Selling, general and administrative                              82,744                 54,423               137,906
  Management fees - related party                                   1,000                 12,000                13,000
                                                             ------------           ------------          ------------
Total expenses                                                    101,264                107,867               209,870
                                                             ------------           ------------          ------------

Net loss                                                     $   (101,264)          $   (107,867)         $   (209,870)
                                                             ============           ============          ============

Basic net loss per common share                              $       0.00           $       0.00
                                                             ============           ============

Shares used in computing basic net loss per common share       50,100,000             27,695,628
                                                             ------------           ------------


   The accompanying notes are an integral part of these financial statements.

                           Pingify International, Inc.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
           From Inception (January 24, 2012) through January 31, 2013
                                    (Audited)



                                                                                                 Accumulated
                                                                                                   Deficit         Total
                                       Common Stock       Additional    Common Stock Payable       During      Stockholder's
                                  --------------------     paid in      --------------------     Development      Equity
                                  Shares        Amount     Capital      Shares        Amount        Stage        (Deficit)
                                  ------        ------     -------      ------        ------        -----        ---------
Balance, Inception
 (January 24, 2012)                     --    $     --    $      --           --     $     --    $      --       $      --

Issuance of stock for cash at
 $0.001 per share               25,100,000      25,100           --           --           --           --          25,100

Net loss for the year ended
 January 31, 2012                                                                                     (739)           (739)
                                ----------    --------    ---------   ----------     --------    ---------       ---------
Balance, January 31, 2012       25,100,000      25,100           --           --           --         (739)         24,361
                                ----------    --------    ---------   ----------     --------    ---------       ---------
Deposits for common stock                                              9,200,000       46,000                       46,000

Issuance of stock for cash at
 $0.001 per share               25,000,000      25,000      100,000   (9,200,000)     (46,000)          --          79,000

Net loss for the year ended
 January 31, 2013                                                                                 (107,867)       (107,867)
                                ----------    --------    ---------   ----------     --------    ---------       ---------
Balance, January 31, 2013       50,100,000      50,100      100,000           --           --     (108,606)         41,494
                                ----------    --------    ---------   ----------     --------    ---------       ---------
Net loss for the year ended
 January 31, 2014                                                                                 (101,264)       (101,264)
                                ----------    --------    ---------   ----------     --------    ---------       ---------

Balance, January 31, 2014       50,100,000    $ 50,100    $ 100,000           --     $     --    $(209,870)      $ (59,770)
                                ==========    ========    =========   ==========     ========    =========       =========


   The accompanying notes are an integral part of these financial statements.

                           Pingify International, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                     Audited

                                                                                                       Inception
                                                         Twelve months         Twelve months      (January 24, 2012)
                                                            ending                ending                through
                                                       January 31, 2014      January 31, 2013      January 31, 2014
                                                       ----------------      ----------------      ----------------
Cash flows from operating activities:
  Net loss                                                $ (101,264)           $ (107,867)           $ (209,870)
  Changes in operating assets and liabilities:
    Restricted cash in escrow                                  5,000                (5,000)                   --
    Accounts payable                                           8,407                  (702)                8,420
                                                          ----------            ----------            ----------
Net cash used by operating activities                        (87,857)             (113,569)           $ (201,450)
                                                          ----------            ----------            ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                          --               125,000               150,100
  Proceeds from shareholder loan                               9,417                64,242                73,659
  Repayments of loan                                              --               (20,100)              (20,100)
                                                          ----------            ----------            ----------
Net cash provided by financing activities                      9,417               169,142               203,659
                                                          ----------            ----------            ----------

Net change in cash                                           (78,440)               55,573                 2,209

Cash, beginning of period                                     80,649                25,076                    --
                                                          ----------            ----------            ----------

Cash, end of period                                       $    2,209                80,649            $    2,209
                                                          ==========            ==========            ==========
Supplemental disclosure of cash flow information:
  Interest paid                                           $       --            $       --            $       --
                                                          ==========            ==========            ==========
  Taxes paid                                              $       --            $       --            $       --
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

2. GOING CONCERN

During the period from inception (January 24, 2012) to January 31, 2014, the Company incurred an accumulated deficit of $209,870 and used net cash in the amount of $201,450 for operating activities. For the year ended January 31, 2014, the Company incurred a net loss of $101,264. The Company is in the development stage of operations, has not generated any revenues since inception and anticipates that it will continue to generate losses in the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

RESTRICTED CASH

The Company received $46,000 as restricted cash in escrow for subscriptions of shares from the Company's initial public offering as of October 31, 2012, subject to restrictions pending placement of the entire offering. As of January 31, 2013, the shares were fully subscribed, therefore the cash in the escrow account was released from restriction for funding of operations. As of January 31, 2014, there is no longer any restricted cash in escrow.

REVENUE RECOGNITION POLICY

The Company will recognize revenue once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the product or services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. The Company did not realize any revenues from Inception (January 24, 2012) through January 31, 2014.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of January 31, 2014.

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

NEW ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that are expected to have an effect on the Company's financial statements.

4. STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. There were 50,100,000 shares of common stock issued and outstanding as of January 31, 2014.

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

5. RELATED PARTY TRANSACTIONS

On April 12, 2012, the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months. From time to time, the majority shareholder, who is also President of the Company, advanced funds to the Company. As of January 31, 2014 and 2013, the Company owed this individual $53,559 and $44,142, respectively. The shareholder loan is unsecured, non-interest bearing, and has no specific terms for repayment.

For the period from inception (January 24, 2012) to January 31, 2014, the Company paid $13,000 to the President for management fees. Additionally during this year, the Company paid $3,000 to an entity with 100% of the voting stock owned by the President for research and development services.

6. INCOME TAXES

At January 31, 2014 and 2013, the Company had a federal operating loss carryforward of $209,870 and $108,606, which begins to expire in 2032.

Components of net deferred tax assets, including a valuation allowance, are as follows at January 31, 2014 and 2013:

                                                 2014                 2013
                                              ----------           ----------
Deferred tax assets:
  Net operating loss carryforward             $  209,870           $  108,606
                                              ----------           ----------
Total deferred tax assets                         73,455               38,012
Less: Valuation allowance                        (73,455)             (38,012)
                                              ----------           ----------
Net deferred tax assets                       $       --           $       --
                                              ==========           ==========

The valuation allowance for deferred tax assets as of January 31, 2014 and 2013 was $73,455 and $38,012, respectively, which will begin to expire in 2032. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of January 31, 2014 and 2013 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at January 31, 2014 and 2013:

                                                 2014                 2013
                                              ----------           ----------

Federal statutory rate                             (35.0)%              (35.0)%
State taxes, net of federal benefit                (0.00)%              (0.00)%
Change in valuation allowance                       35.0%                35.0%
                                              ----------           ----------
Effective tax rate                                   0.0%                 0.0%
                                              ==========           ==========

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors are set forth below:

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

Mr. Gray and Mr. Mulitin have held their offices/positions since the inception of our Company. All are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors named above are our only officers, directors, promoters and control persons.

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

Mr. Milutin earned a Bachelor's Degree in Communication from Santa Clara University, in Santa Clara, California in June 1986.

During the past ten years, Mr. Gray, Mr. Milutin have not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Gray and Mr. Milutin was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Gray and Mr. Milutin involvement in any type of business, securities or banking activities.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year     Salary   Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----     ------   -----      ------      ------     ------       --------      ------     ------
Jason Gray,     2014    $ 1,000      0         0            0          0             0            0        1,000
President,      2013    $12,000      0         0            0          0             0            0       12,000
CEO, and        2012          0      0         0            0          0             0            0            0
Director

Vlad Milutin,   2014          0      0         0            0          0             0            0            0
Treasurer,      2013          0      0         0            0          0             0            0            0
CFO and         2012          0      0         0            0          0             0            0            0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

COMPENSATION OF DIRECTORS

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our directors in such capacity.

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

On April 12, 2012, the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months. From time to time, Mr. Gray, the majority shareholder and President of the Company, advanced funds to the Company. As of January 31, 2014, the Company owed Mr. Gray $53,559. The shareholder loan is unsecured, non-interest bearing, and has no specific terms for repayment.

For the period from inception (January 24, 2012) to January 31, 2014, the Company paid $13,000 to the President for management fees. Additionally during this period, the Company paid $3,000 to an entity with 100% of the voting stock owned by the President for development services.

We do not currently have any conflicts of interest by or among our current officers, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $11,500, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended January 31, 2014.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

 Exhibit
 Number                            Description
 ------                            -----------

   3(i)                 Articles of Incorporation*
   3(ii)                Bylaws*
  31.1                  Sec. 302 Certification of CEO
  31.2                  Sec. 302 Certification of CFO
  32.1                  Sec. 906 Certification of CEO
  32.2                  Sec. 906 Certification of CFO
  101                   Interactive Data Files pursuant to Regulation S-T

----------
*    Included in our S-1 filing under Commission File Number 333-179505.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2014                      Pingify International Inc., Registrant


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


/s/ Jason Gray                 Chief Executive Officer            April 28, 2014
------------------------       -----------------------            --------------
Jason Gray                             Title                           Date


/s/ Vlad Milutin               Chief Financial Officer            April 28, 2014
------------------------       -----------------------            --------------
Vlad Milutin                           Title                           Date


/s/ Vlad Milutin               Principal Accounting Officer       April 28, 2014
------------------------       ----------------------------       --------------
Vlad Milutin                           Title                           Date